Form 10KSB
period 1998-06-30
TRAVEL DYNAMICS INC
filed 1998-10-16
CIK 831904

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

                  FOR THE FISCAL YEAR ENDED: June 30, 1998

                                  OR

[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO  N/A
                                                 -----    ---

                        COMMISSION FILE NUMBER: 33-21239

                              TRAVEL DYNAMICS, INC.
                              ---------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
                               (Formerly known as
                      Greenway Environmental Systems, Inc.)

                NEVADA                                   87-0462569
                ------                                   ----------
       STATE OF INCORPORATION            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                        7525 East Camelback Road, Ste. 202
                           SCOTTSDALE, AZ        85251
                           --------------        -----
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


               Registrant's telephone number, including area code:

                                   (602) 949-9500

               Attorney for Registrant - Julian D. Jensen: (801) 531-6600

               Securities registered pursuant to Section 12(b) of the Act:  NONE

               Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X NO as to filing; (2) X Yes as to requirement.

As of June 30, 1998, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of June 30, 1998, the Registrant had outstanding 23,964,832 shares of common stock ($.001 par value). As of the date of this filing, and pursuant to a reverse split and reorganization, the Company has outstanding approximately 3,230,880 shares.

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 22.

                            NOTICE OF DEFERRED FILING
                            =========================

         Prior to filing the following Annual Report on SEC Form 10-KSB, the Company last filed an Annual Report (10-K) and Quarterly Report (10-Q) as of June 1992. These Reports were filed incident to a terminated and fully rescinded reorganization in which the Registrant acquired the name Greenway Environmental Systems, Inc. ("Greenway") and changed its corporate domicile to Nevada in 1991. No business was conducted as Greenway and the Company has remained inactive from 1991 to 1998 when the Company entered into the Reverse Acquisition with Travel Dynamics, Inc. as reported in this filing.

         The Company has not timely filed the required periodic reports under the Securities and Exchange Act of 1934 after the second quarter of 1992, because it did not have any revenues or other funds to complete filings. Prior management represents there has occurred no material event or transaction in the Company since the last filed Report, except for the termination of the prior Greenway Environmental Systems, Inc. reverse acquisition in 1992 and the recently concluded Reverse Acquisition Reorganization with Travel Dynamics, Inc. as reported in this filing. The Company has attempted to detail fully in this Report all transactions and events since the last filed Report in the same manner as if the required interim reports had been filed. ACCORDINGLY, THIS REPORT WILL ATTEMPT TO REPORT ALL EVENTS AND TRANSACTIONS THROUGH THE DATE OF FILING AND WILL NOT LIMIT ITS DISCLOSURE TO THE FISCAL YEAR ENDING JUNE 30, 1998.

         The Company cannot warrant what position the Securities and Exchange Commission ("SEC") may take with regard to delinquent filings; but the Company's position is the within Report is a complete and comprehensive disclosure since the last report filed with the SEC.

                                     PART I

ITEM 1.  BUSINESS
-----------------

A.       THE REGISTRANT
                                 Historical Data

         Travel Dynamics, Inc. was known as Greenway Environmental Systems, Inc. ("Greenway") from 1991 through September, 1998. The Registrant filed its last prior periodic report with the Securities and Exchange Commission (SEC) in 1992 after 1991 the Reverse Acquisition of a private Texas Company, also known as Greenway Environmental Systems, Inc. ("Greenway") by the inactive predecessor public company to Registrant known as Centra Corporation with a resulting name change of the public company to Greenway.

         No active business was conducted by the reorganized Greenway, but the Company did complete a name change and change of domicile to Nevada incident to the Reorganization. The Reverse Acquisition was fully rescinded in 1992 when it was determined that no assets had been transferred and the private operating subsidiary, Greenway/Texas, had no capacity to conduct business. All shares issued pursuant to this earlier terminated reorganization have also been cancelled of record.

         As part of the terminated reverse acquisition in 1992, the Company physically obtained all of the shares issued pursuant to that reorganization, except for one block which was last known to be in the physical possession of a Mr. Gregory Dean Cambron and who retained physical possession of 775,600 Greenway pre-reverse split shares (39,750 of the present reverse split shares and sometimes described as "Cambron Shares"). While the Company has cancelled these shares of record, there does remain some possibility that a holder in due course and without notice of adverse claims may be able to present a claim arising under these shares which the Company may be required to recognize. As part of the present reorganization of the Company into Travel Dynamics, Inc., (hereafter sometimes "TDI") an agreement has been entered with a certain prior principal shareholders of the Company to escrow 40,000 of their reverse split TDI shares in a stock indemnity fund for a period of one year which would be returned to the Company in the event that the Company, during that period, was required to recognize any adverse claim arising under the Cambron of shares described above. The Company does not anticipate, but cannot warrant, there will be any claims asserted under or from the Cambron shares.

         Further, the Company does not have any knowledge of any debts or obligations in the Company existing from the reorganization period in 1991-1992, but can make no absolute warranty or assurance that some claim may not be asserted arising out of that period as incurred by prior management. The Company has obtained from its corporate counsel, who also represented prior management of the Company from 1992 to present, a representation that he believes that most claims which could arise or be asserted from the 1991-1992 period would now be barred by applicable statutes of limitations or under a doctrine of laches and could not be successfully prosecuted against the Company.

         Other than the Cambron shares described above, and the remote possibility of third party creditor claims arising from this earlier period, the Company knows of no remaining adverse consequence or results of the terminated reverse acquisition in 1992.

         After the rescission of the reverse acquisition in 1992, the management of the Company that was in place prior to assumption of the management by the Cambron Group in the Reorganization, again assumed offices in the Company. This historical group of directors/officers included Mr. Gregory Stringham, Mr. L. Kent Mackey and Mr. Dave Winters until approximately 1996 when Mr. Winters resigned and was replaced by Mr. Damon Madsen as the President and the third director for the Company.

         At all times from the termination of the Greenway Reorganization in 1992, the Company continued to retain the name of Greenway Environmental Systems, Inc. and continued as a Nevada Corporation. During this entire period from 1991 through the present reorganization described as part of this report, the Registrant had no active business purpose of any kind, no assets and incurred various limited liabilities incident to attempting to maintain its status as a corporation.

         It should be noted that during this period from 1992 through the present filing, the Company, because of the lack of resources, did not file any federal or state tax returns nor did it file any of the required periodic reports as a public company with the Securities and Exchange Commission (SEC). The Company represents, as part of its attempt to resume reporting status incident to its current Reorganization, that it does not believe that any material events occurred during the foregoing period other than the rescission of the Greenway reorganization, nor was there any material changes to assets or income as previously discussed. Unfortunately, the Company did not maintain either formal and independently audited financials, or informal financial reports during the foregoing period.

         The Company in 1996 entered into an arrangement whereby its retained finding and reorganization agent, Mr. Dennis Madsen (who is also the father of the former President of the Company, Damon Madsen), entered into a $60,000 loan with a Greenway shareholder, who agreed to allow Mr. Madsen to advance a portion of the loan proceeds to pay incurred Company debts and obligations in consideration for the issuance of five million pledge shares (5,000,000/shares) of the Company stock in the event that the loan was not repaid by Mr. Madsen. The Company agreed to this transaction, believing that because it had no business purpose or opportunities that the issuance of a large block of stock would be justified to receive interim money to allow it to continue its existence by Mr. Dennis Madsen agreeing to make available such portions of those funds as necessary to file periodic corporate reports with the State of Nevada and to pay accounting and legal experts and to review proposed merger/acquisition proposals. The Company reports, that of these loan proceeds, approximately $17,000 were received and expended by the Company and which expenditures are reflected in the present audited financials attached to this report as a footnote item. The Company has now entered into a final agreement with this third party shareholder to issue to him or assigns, in consideration and discharge of the prior security pledge, 400,000 of the reverse split shares as more fully described below.

         Present management reports, other than the third party shareholder loan as described above, no significant events of any type occurred in or concerning the Company from the period of the 1992 termination of the earlier Greenway Reverse Acquisition through the current reorganization of the Company through a reverse acquisition with Travel Dynamics, Inc. as more fully explained and set-out below.

         During this interim period, 1992 to present, the Company continued, through its Board of Directors, to retain the efforts of Mr. Dennis Madsen as an independent finding and reorganization agent to search for potential merger and/or acquisition candidates for the Company, and to negotiate preliminary letters of intent or proposals, subject to Board review and approval. Mr. Madsen was to be paid a subsequently negotiated fee and interest for these services upon the successful culmination of any type of merger, acquisition or reorganization in which he was successful on behalf of the Company.

         During the period of 1992, after the termination of the Greenway reorganization and until the present completed reorganization with Travel Dynamics, Mr. Madsen was successful in entering into preliminary discussions and proposals on two occasions with various potential merger/acquisition participants. However, neither of these preliminary contacts resulted in any definitive proposal or agreement and the details of which are not deemed to be applicable or of importance for current reporting purposes.

         Prior to the rescinded reorganization with Greenway Environmental Systems of Texas, as generally described above, the predecessor company, Centra Corporation, was formed in 1988 through an S-4 merger of Jewel Management Company, a private Utah corporation, and Southern Cross Ventures, a Nevada public corporation resulting in the creation of a consolidation company known as Centra Corporation ("Centra"). Centra intended to engage in various undefined business purposes and obtained approximately $70,000 of capital from the S-4 registration in 1988. All of that capital was expended on organizational costs prior to 1991, the details of which are not deemed applicable to the current report, and the Company was essentially a shell corporation known as Centra without any assets or income prior the terminated reverse acquisition with Greenway in 1991.

         The Company did maintain current filings of its periodic reports with the SEC from 1988 through 1991 when such filing obligations were assumed by the new management group pursuant to the reorganization. It is believed that three reports, a 10-KSB and 10-QSB were filed, as well as an 8-K, by the Cambron Management Group who thereupon ceased continuing with any types of filings.

         Current management believes that the foregoing general narrative description of the Company completely describes all of the material events up to the reverse acquisition with Travel Dynamics, Inc. which occurred in September, 1998 and which is more fully described below.

                           The Current Reorganization

         In late August 1998, the Company entered into a preliminary letter of intent with a privately held Nevada Corporation, having its principal place of business in Scottsdale, Arizona, known as Travel Dynamics, Inc. ("TDI").

         TDI was originally organized in March 1998 as an Arizona limited liability company to engage in sales of travel packages (air, hotel, transportation and attraction discounts) through a direct marketing association of individual contractors or entrepreneurs. TDI also conducts related seminars for such independent contractors. TDI has also expanded its business operations to Internet marketing of the same types of travel services and packages.

         The assets and liabilities of Travel Dynamics, LLC were purchased by the newly formed Travel Dynamics, Inc. as of July 31, 1998. The current Vice President of the Company, Mr. John Piccolo, was a fifty percent (50%) owner of the LLC, but is not a present shareholder in TDI, Inc.

         As a start-up entity, TDI does not have any significant operating history and has completed its initial set of audited financials from the date of inception on July 31, 1998 through August 31, 1998 as a part of this 10-KSB Report. Since under the terms of the Reorganization, Travel Dynamics has become a wholly owned operating subsidiary of the parent company, Travel Dynamics, Inc. the Company will report all future financial statements on an integrated basis.

         For its initial month of operation, Travel Dynamics realized total revenues of approximately $97,555, had cost of sales of $49,877 operating expenses at $58,401, thereby incurring a net loss of ($10,113) for the one month period ending August 31, 1998.

         The Company sells its base package product, known as T-1 product, to a distribution base of individual entrepreneurs (associates) who then redistribute the products to the retail market. The Company also provides seminar packages that are known as the T-2 and T-3 packages which the individual entrepreneurs may also purchase. These packages are business-building seminars that combine premium travel experiences with motivational and business success training.

         On September 29, 1998, TDI signed a definitive Reverse Acquisition Agreement with Greenway Environmental Systems, Inc. to complete the reverse acquisition, as generally described above. The intent and essence of the reverse acquisition was that TDI would become a wholly owned subsidiary of its parent company Greenway, which would then change its name to Travel Dynamics, Inc. It is intended that the TDI subsidiary will change its name to Travel Dynamics Services, Inc. or some similar derivation of that name, to distinguish it from its parent entity. Pursuant to the reverse acquisition, TDI became a wholly owned subsidiary of Greenway, which then changed its name to Travel Dynamics, Inc. of record. The TDI corporation was allowed to nominate and elect, by majority shareholder consent under Nevada Law, a new Board of Directors, as described below, who then appointed new officers and who accepted the resignation of the prior management of Greenway/TDI. The business purpose of the reverse acquisition was to create an active business in the Company and to move its principal place of business to Scottsdale, Arizona. The Company is completing these transitional requirements concurrently with the filing of this 10-KSB Report.

         A further requirement for the reverse acquisition was a reverse split of all of the issued and outstanding shares of Greenway/TDI on a 19.5:1 reverse split ratio. Accordingly, of the approximately 23,964,832 issued and outstanding shares of Greenway/TDI existing prior to the execution and closing of the Reverse Acquisition Agreement, there is now issued and outstanding approximately 3,230,000 reverse split shares. Of these shares, approximately 800,000 are held by prior shareholders of Greenway, excluding management. Twenty thousand shares are held by prior management of Greenway, 400,000 shares are held by Mr. Andrew Limpert, with certain subsequent assignments to Mr. Dennis Madsen and others. Mr. Limpert provided the interim financing through Mr. Madsen as previously described. Ten thousand shares were issued to satisfy historical reorganizational costs. Two million shares were issued to the prior shareholders of TDI. This resulting reverse share allocation is set-out graphically below:


[GRAPHIC OMITTED]

                     Share Allocation After Reorganization
                     -------------------------------------

  61.92%              Prior TDI Shareholders                2,000,000 Shares
  24.77%              Prior Greenway Shareholders             800,000 Shares
  12.38%              Limport Assigns                         400,000 Shares
   0.62%              Prior Management                         20,000 Shares
   0.31%              Reorganization                           10,000 Shares


         The essential terms of the reverse acquisition agreement can be outlined as follows:

         1. The Company changed its name of record from Greenway Environmental Systems, Inc. to Travel Dynamics, Inc. This action requiring shareholder approval was adopted under Nevada Law by majority shareholder consent. The change has been filed of record. The operating subsidiary will become known as Travel Dynamics Services, Inc.

         2. A new Board of Directors was elected as nominated by Travel Dynamics, Inc. The new Board was elected by majority shareholder consent and consists of the following individuals who are more particularly described under the management section of this 10-KSB Form:

         A.       James Piccolo
         B.       Brian K. Service
         C.       Thomas (Tom) Dennis
         D.       Gary Davies
         E.       Thomas Vergith

         3. The shareholders confirm the exchange of shares by which the Company received from the prior owners of TDI all of its issued and outstanding stock,

(855,000 shares), for approximately 62% of the issued and outstanding reverse split shares of Greenway/TDI, being two million shares.

         4. Affirmed the Board of Directors' decision in completing a reverse split of all issued and outstanding shares applicable on a nineteen and one half to one reverse split share basis (19.5:1).

         5. The Agreement further provided that all debts and obligations of Greenway Environmental Systems as part of the reverse acquisition will be fully paid and discharged.

         6. Management will assume the responsibility for completing all required filings under the Securities and Exchange Act of 1934 (the Act) and will attempt to have the shares of the Company qualified for limited over the counter trading on the electronic bulletin board or pink sheets by one or more licensed members of the National Association of Securities Dealers (NASD).

         7. The place of operations of the business was changed to the prior principal business location of Travel Dynamics in Scottsdale, Arizona with the Company to assume as its sole operations the form of business presently conducted by Travel Dynamics in the sale and marketing of travel services and leisure travel packages. In this regard, it is anticipated that the acquired operating subsidiary will most likely change of record its name from Travel Dynamics, Inc to Travel Dynamics Services, Inc. to reflect its change in relationship to the parent entity who has acquired the Travel Dynamics name.

B.  ANTICIPATED BUSINESS ACTIVITIES OF THE
REORGANIZED COMPANY AND LIMITATIONS

         It is reasonably anticipated that the sole operating business of the Company will be the business which was brought to the reorganized Company by the acquired operating subsidiary, Travel Dynamics, Inc., and as generally described above. It should be noted, again, that Travel Dynamics is essentially a start up entity having been formed and commencing operations in August, 1998 and has not had a significant operating history or record. It is, however, presently and actually engaged in its intended business activity of marketing travel packages and services, including seminars, on a direct sales basis. The Company notes that it has generated revenues for essentially the first full month of operation in August 1998 as set-out in the attached and incorporated initial audited accounting statements for the acquired entity and will reasonably anticipate continuing revenues with potential profitability by the projected second or third month of operations, though no warranty or assurance of profitability can be made.

         The Company employs four persons as full time employees of the Company and has no part time employees. Salaries and wages for the first initial month of operations were $6,032, but it is projected that salaries and wages after full implementation and operation of the intended business would increase to approximately $30,000 dollars per month through the end of the year. The Company does not believe it can reasonably project salary or other overhead expenses beyond the end of the year, but anticipates that they will increase as the Company's need for additional employees, services and space requirements grow.

         The Company presently leases approximately 1,500 square feet of space in an office located at 7525 East Camelback Road, Suite 202, Scottsdale, Arizona 85251 (602) 949-9500 for a gross monthly rental of $2,500 dollars.

         All other direct overhead operating expenses for the initial month of operation, excluding salaries and rent, aggregated approximately $50,000. At present, the Company has approximately 2,000 persons who are engaged in business with the Company as independent contract agents for the sale of the travel products on a mark-up basis.

         The Company does not have a reasonable basis, at this time, to make projections of revenue and income other than on an informal basis. It is believed by present management of the Company that the Company will be profitable by not later than its second month of operations. The Travel Dynamics concept and core business, including software and miscellaneous office equipment, were acquired on July 31, 1998, from a private limited liability company of the same name controlled by John Piccolo. In this transaction, Mr. John Piccolo, as a 50% member and owner of the prior Travel Dynamics, LLC, became Vice President of Travel Dynamics, Inc.

         The Company's assets consists primarily of intangible miscellaneous proprietary computer software programs to operate the business. The Company also has various computer equipment, miscellaneous fixtures and furniture and a limited amount of initial capitalization. The Company in its Financial Statements has listed tangible assets at $40,902; intangibles at $372,508; cash at $78,872; and other current assets at $51,385. See attached TDI Financial Statements.

         The Board of Directors of the wholly owned subsidiary consist of James Piccolo, Brian Service, Thomas Dennis, Thomas Vergith and Gary Davies who are also members of the Board of Directors of the parent, Travel Dynamics, Inc. and whose biographical information is more fully set-out below. The principal officers of the operating subsidiary consist of James Piccolo- President, John Piccolo-Vice President and Melinda Fehringer-Secretary/Treasurer, who are also the principal officers of the parent, Travel Dynamics, Inc.

         The Board of the Parent Corporation is still considering whether, in the future, the Company may elect to complete a short form merger between the parent and the subsidiary, though no present decision to complete such a final reorganizational step has been decided or approved.

         Since inception in July, 1988, the acquired Company has held four seminars for training independent agents in direct marketing techniques. It would anticipate holding an additional seminar prior to the end of the calendar year 1998.

         The Company anticipates that it may require additional capital to fully fund its anticipated business concepts and proposals as generally outlined above. In this regard, the Company is contemplating a private placement offering of its common stock. While no final approval has been made by the Board, preliminarily the proposal is to sell approximately Two Hundred Fifty Thousand dollars to Five Hundred Thousand dollars at a per share price to be determined. No final or definitive decision has been made by present management of the Company whether to engage in this type of private placement or the timing of any such private placement, but the fact that it is being informally considered at this juncture is deemed by present management to constitute a disclosure item. The Company would note that absent the completion of any such private placement, the Company is presently minimally capitalized to carry on its intended activities and would be almost fully dependent upon anticipated revenue growth to fund such activities absent additional capital.

         The Company desires to seek, upon the filing of this Report, limited public marketing through submission of its shares for quotation through one or more members of the NASD. No assurance or warranty can be given, at this point, that a public listing on a limited market basis (such as the electronic bulletin board or pink sheets) will be available to the Company; or that, if available, that any type of active trading market will develop.

         The Company further notes that it does not, at this time, meet listing requirements for the NASD Smallcapital Market Listing or of any known exchange. The Company does not anticipate that it would be qualified for any such listing for the foreseeable future. Further, the Company has only a very limited amount of its currently issued and outstanding stock which is presently registered or otherwise qualified for public trading. The Company would estimate, at present, there are approximately 920,000 shares constituting only 29% of the issued and outstanding shares which are free-trading or may be qualified for free trading under Rule 144. All other outstanding shares have not been registered and are restricted shares which can only be sold pursuant to a subsequent registration or exemption from registration pursuant to further holding periods, principally Rule 144. All shares issued pursuant to the reorganization on September 29, 1998 are anticipated to become available for future trading pursuant to Rule 144. The Company may also consider a registration of some of its outstanding shares, though no decision has been made. The fact that the Company has a very limited number of shares available for current public trading means that the volatility of the Company's share price may be exaggerated by the limited number of shares available in any trading market. It is also difficult to project, at the present time, if a public market can be created for the Company's shares and at what price the shares may trade.



C.       REMUNERATION
         ------------

         The employees of the Company have received an aggregate remuneration of $6,032 dollars to date. The four full-time officers will receive annual compensation as more fully set-out under the compensation tables in the management section of this Report. Board members are not directly paid any remuneration, but do receive a "per diem" of $1,000 dollars per meeting. Outside directors are also the recipients of a three year option package with the Company. The package consists of options to acquire 100,000 shares by each director over three years at an exercise price of $0.10/share to be exercised in five years. Vesting is as follows: 25,000 on appointment, 25,000 per year for up to three years on the anniversary of appointment.

D.       COMPETITION
         -----------

         The Company is engaged in a business without significant market barriers to entry or regulation. Accordingly, it is anticipated that there may be significant competition for the Company's services. At present, the Company does not know of any entity which is conducting a substantially similar type of direct marketing approach for the sale of travel and leisure packages in its relevant market.

E.       GOVERNMENT REGULATION
         ---------------------

         The Company does not anticipate it is subject to any direct, governmental regulations, except that as a Reporting Company under Section 15(d) of the Act, it will be required to report significant events to the SEC, as well as to file quarterly 10-QSB and annual 10-KSB Reports, such as the within report. The Company will also have annual reporting requirements to its domicile state, Nevada. The Company will be, like most commercial enterprises, subject to filing of various tax returns with the Internal Revenue Service (IRS) and other state taxing agencies. There may be other standard customary governmental regulations applicable to various aspects of the Company's business, such as those imposed by the Federal Trade Commission (FTC), Occupational Health and Safety Administration (OSHA), Department of Labor and similar type regulatory agencies.

F.       PATENTS, LICENSES & PROPRIETARY RIGHTS
         --------------------------------------

         The Company is the developer of a proprietary software which is used in the marketing of its travel packages as well as employed to audit and control independent agents selling the Company's products and services. This software is not protected by copyright.

         The Company believes that its method of promoting, advertising and engaging independent contractors to sell the products on a mark-up basis constitutes a unique and proprietary business plan and procedure. However, the Company does not believe that there is any way to protect such procedures from competitive applications and it is possible that other companies may replicate substantially the plan and activities and become a competitive factor.

         To the best knowledge of any officers or director in the Company, the Company does not have any licensing or unique proprietary rights acquired from another party, nor has it licensed any such procedures or proprietary rights or information.

G.       FOREIGN OPERATIONS
         ------------------

         The Company has no foreign operations at the present time and none are contemplated.

H.       PRODUCT PRICING & RELATED MATTERS
         ---------------------------------

         The Company's only revenues are presently derived from the sale of various different travel packages. As noted above, these are marketed through a direct sales marketing activity in which the Company presently has a customer base of approximately 2,000 independent resellers. The Company also markets directly through a web site location: traveldynamics.org. The price for the basic travel packages sold by the Company averages $295. From the sale of a typical travel package, the Company estimates its average gross margin after all costs of sales at 49% with an average net margin of 27%. The Company has arbitrarily priced its products at what it believes to be a fair discount to similar types of travel packages which may obtained through independent agents. The typical package contains round trip air, hotel, car rental and discount tickets to various attractions or events at the place of destination. The Company obtains the packages of travel services from the original vendors at a discount to typical market prices, because of its nationally distributed reseller base and the volume purchasing power this relationship generates.

         The Company would reasonably project gross profit margins at 57% and net margins at 32% for the T-2 and T-3 seminar\instructional packages. The average T-2 package sells for $950 and the T-3 package for $1,950. The Company would estimate approximately 65% of its gross revenues is derived from the sales of the T-1 products, and approximately 35% from the T-2 and T-3 products.

I.       EMPLOYEES
         ---------

                 As noted above, the Company presently has approximately four full time employees and no part time employees, including the officers of the Company as set-out below. It does not anticipate that unless or until there are substantial additional retained earnings or other capital received by the Company, that the Company will increase the number of employees through the balance of this year. Salaries of non-officer employees are set by the Board of Directors and are believed commensurate with typical rates of compensation in the relevant market area and industry.

                               OFFICERS/DIRECTORS
                               ------------------

                                                      FULL OR
NAME                     AGE     POSITION             PART TIME
================================================================================
JAMES                     41     President/CEO        FULL
PICCOLO                          Director
--------------------------------------------------------------------------------
BRIAN K.                  50     Director/            N/A
SERVICE                          Consultant
--------------------------------------------------------------------------------
THOMAS (TOM)              51     Director             N/A
DENNIS
--------------------------------------------------------------------------------
GARY DAVIES               53     Director             N/A
--------------------------------------------------------------------------------
THOMAS                    38     Director             N/A
VERGITH
--------------------------------------------------------------------------------
MELINDA                   22     Secretary/Treas      FULL
FEHRINGER                        urer
--------------------------------------------------------------------------------
JOHN P.                   34     Vice President       FULL
PICCOLO
================================================================================

                       Options, Warrants or Similar Rights
                       -----------------------------------

                  The Company has no outstanding warrants or option rights except for an option granted to the President, Mr. James Piccolo, under an executive compensation agreement, and the director options as described above. As briefly noted above, Mr. Piccolo has a vested option to purchase 200,000 shares of common stock of the Company at the exercise price of ten cents per share ($0.10/share) during each year of the term of his executive compensation agreement with the Company. The initial term of the agreement, and thereby the options, is for three years commencing October 1, 1998. After the initial three years, the employment term is terminable upon the mutual agreement of Mr. Piccolo and the Company or upon termination for cause, disability or other specific events as more explained under the executive compensation provisions following. As a result, it should be understood that the option provision as to Mr. Piccolo is not presently determinable and Mr. Piccolo could exercise the options on an annual basis for an indefinite period of time under the existing employment contract.

         The directors are each entitled to acquire up to 100,00 shares by an option exercisable at $.10/share for five years. The option right vests for 25,000 shares on appointment and an additional 25,000 per year for each full year of service thereafter up to 75,000 additional shares.

                  Transactions with Prior Management
                  ----------------------------------
                  The Company does not believe that there are any reportable transactions with prior management other than have been previously described or discussed. As of the closing of the reverse acquisition on September 29, 1998, the three prior directors of the parent Company received 5,000 shares each of the reverse split stock which they had agreed to accept in full and complete discharge and satisfaction of all claims or entitlements to which they may have for their previous services to the Company. Mr. Dennis Madsen, as the finding and reorganization agent for the Company, also agreed to participate with Mr. Limpert as to the shares to which he was entitled for reorganization services. Between Mr. Madsen and Mr. Limpert it was agreed Mr. Madsen will receive 44,000 of these shares. The shares were issued to Mr.Limpert for the prior loan proceed made available to the Company. Mr. Limpert will retain 100,000 reverse split shares and has otherwise assigned the balance. The prior accounting and legal experts retained by the Company (and which were the only other creditors) have also agreed to a payment and satisfaction of all claims and assert no further claims through the closing of the reverse acquisition.

         Of the existing management, there are no transactions or obligations to be reported other than the compensation agreement to the President, Mr. James
Piccolo and the directors, the option portion of which is described above and the balance of the compensation is set-out in the following compensation to management section.

ITEM 2.  PROPERTIES
-------------------

                  The Company's present facilities are a leasehold at 7525 East Camelback Road, Suite 202, Scottsdale, Arizona 85251, consisting of approximately 1,500 square feet of lease space. The Company retains this property on a 5 month lease with no rights of renewal. In additional, the Company has tangible and intangible personal property as valued at approximately $543,747 as detailed above and in the Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

                  To the best knowledge of the Company, its prior officers and directors, there are no material legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                  The  reverse   acquisition   generally   described  above  was
completed pursuant to majority shareholder consent under Nevada Law. While it is the opinion of management and its legal counsel that notice of these transactions need not be given to shareholders under Nevada Law, the management has, nonetheless, in accordance with its by-laws, provided notice of all material terms of the reverse acquisitions to all shareholders of record and informed them of the reorganization as approved by majority shareholder consent. Notice of these transactions to shareholders was mailed on October 13th, 1998.

                  The management of the Company, in consultation with its legal counsel, does not believe that there are any further shareholder consents, rights or other legal requirements necessary to the completion of the reorganization such as dissenting shareholder rights or any notices or action required under any control share acquisition provisions.

                  There are no present matters which the Company deems will require shareholder approval in the foreseeable future. The Company intends to continue holding regular annual meetings to reelect directors and to vote upon other matters which may possibility come before the meetings in person or by proxy.


                                    PART II.
                                    --------
ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------
MATTERS
-------

                  As noted above, the Company has no present trading markets for its securities and no warranty or assurance can be given that any will develop. The Company, upon the filing of this 10-KSB, intends to approach one or more broker dealers with the proposal to request a listing of the Company's stock; and, if successful, would anticipate that the Company's stock would trade on the Electronic Bulletin Board or Pink Sheets until such time, if at all, that the Company is qualified for NASD Small Cap Listing.

         No anticipated listing price is presently known or can be reasonably anticipated by the Company and it is believed that the market, in connection with the broker dealers, will determine the initial trading range, if any, of the Company's stock in the event of a successful limited listing for quotation.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         See attached initial audited Financial Statements for Travel Dynamics, Inc. as of August 31, 1998; the audited Financial Statements for Greenway Environmental Systems, Inc. as of June 30, 1998; and the pro forma unaudited consolidated Financial Statements derived from the foregoing as of August 31, 1998.

         Since travel Dynamics, Inc. is a start up entity, there are no historical financial records or data. It is anticipated that the Company will attempt, in the future, to create and file audited Financial Statements on a consolidated basis for both the parent and the subsidiary.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

                  A.       Liquidity and Capital Resources
                           -------------------------------
         Management notes that all foreseeable revenues to be generated for the Company will be from its operating subsidiary Travel Dynamics, Inc. Travel Dynamics, Inc. is essentially a start up entity to be known as Travel Dynamics Services, Inc. which, prior to the term of the reorganization, has had only one month of operations. Accordingly, all of the following discussions must be considered as limited due to the fact that the Company does not have a sufficient operating period of time in which to make reasonable judgments as to its operations or future operations and revenues.

         The Company currently has a total of approximately $130,257 in current assets. Of the total assets, the preponderant majority, valued at approximately $368,588, consists primarily of a computer master data base and program related to vendors and independent sales agents.

         The working capital of the Company consists of approximately $78,872 in cash, a short term note receivable of $3,500 and $28,035 in inventory. The Company also has furniture and fixtures valued at approximately $14,818 and computer equipment, less depreciation valued, at $26,459. The Company believes this is a limited amount of capital from which to continue the operations intended by the Company. Management is presently considering, though no definitive decision has been made, to engage in a private placement offering to raise up to an estimated $500,000 from the additional sale of its securities. Otherwise, continued operations can only be funded from anticipated retained net revenues.

         B.       Results of Operations
                  ---------------------
         As noted above, the operating Company has only completed one month of operations and does not believe that such initial month can be used as indicative of projected financial performance. During this initial month of operations, the Company had total sales of $97, 555. The cost of sales were $49,877, but management reasonably believes that certain of the initial costs of sales were one time items related to start up which will not be incurred in subsequent months. Operating expenses were approximately $58,401 which includes other start up costs much of which should not be replicated in ensuing months.

As a result, management projects, but cannot warrant, that the Company should obtain profitability within the second or third month of operations. The August 31, 1998 financial statements indicate a retained loss of ($10,113).

         The Company does not believe that it can presently make reasonable projections of future revenues or income based upon the limited operating history.

C.       General
         -------

         The operating Company has, to date, raised and expended $344,160 from the private placement of its common stock. The primary expense to be incurred by the Company is the advertising and holding of various seminars for the purposes of attracting potential participants to its sales operations.

D.       Year 2,000 Compliance
         ---------------------

         The Company has determined that its internal hardware and software will function past the year 2,000 without modification. The Company does not believe it would be heavily impacted by computer or computer program failures in the year 2000 unless such computer program failures occur generally in the travel industry.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

         See attached audited Financial Statements dated August 31, 1998 for Travel Dynamics, Inc.; the June 30, 1998 audited Financial Statements for Greenway Environmental Systems, Inc.; and the pro forma unaudited consolidate presentment dated August 31, 1998.

         It is intended that the Company will continue to retain the services of Hansen, Barnett and Maxwell of Salt Lake City, Utah, as its independent auditors for the foreseeable future. Hansen, Barnett and Maxwell acted as the auditors for Greenway Environmental Systems, Inc.


                                    PART III.

ITEM 9.  CHANGES IN OR DISAGREEMENT WITH AUDITORS.
--------------------------------------------------

         The Company has no disagreements with its current auditors.

ITEM 10.  PRESENT DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
-----------------------------------------------------------------

         The following constitute the present Board of Directors and principal officers as elected pursuant to the reverse acquisition on September 29, 1998.

JAMES PICCOLO  - DIRECTOR - (President and CEO)
Age: 41
                  Mr. Piccolo currently resides with his family in Scottsdale, Arizona. Mr. Piccolo obtained a BS Degree in Business Management from the University of Nebraska in 1984. Mr. Piccolo has primarily been engaged in mail order businesses and consulting for mail order business and products for most of his professional business life. He served as the president for several large mail order companies from approximately May 1987 to July, 1994; including Hot Tops, Inc, Special Effects, Inc. and American Innovative Manufacturing and International Sport Truck Association. Hot Tops, Inc. was the first national mass distributor of convertible conversions for sport trucks. Mr. Piccolo was co-founder of International Sports Truck Association and has long been regarded as an innovator and visionary in the mass marketing area.

BRIAN K. SERVICE- DIRECTOR -
Age: 50
                  Mr. Service is a New Zealand Citizen, but currently resides in California. Mr. Service was a Chemical Engineering graduate of the University of Cantebury in 1968. Mr. Service currently spends a substantial amount of his professional time in the United States acting as an international business consultant. In this capacity, he has clients in North and South America, the United Kingdom, Asia, Australia and New Zealand. From October 1992 to October 1994, Mr. Service was CEO and Managing Director of Salmond Smith BioLab, a New Zealand publicly traded company engaged in production and sale of consumer and industrial products. From 1986 to 1982, he was CEO and Executive Chairman of Milk Products, Holding (North America), Inc., a wholly owned subsidiary of the New Zealand Dairy Board which was located in Santa Rosa, California. Mr. Service has also been a member of the Board of Directors and Audit Committee of Visual Data Corporation since July 1997 and is an Executive Director of EDNet, Inc. In addition to being a Director, Mr. Service will continue as a business consultant to the Company.

THOMAS (TOM) DENNIS - DIRECTOR
Age: 51
                  Mr. Dennis currently resides with his family in Atlanta, Georgia. Mr. Dennis graduated from Grand Valley State University in 1972 with a Bachelor of Arts Degree. Mr. Dennis has been involved in the past 25 years as a business consultant with a particular emphasis on start up enterprises in the development stage. Prior to his affiliation with Trave Dynamics, Mr. Dennis has served as Director of Corporate Development for an original licensee of Arby's, Inc. that operated 88 restaurants and as a Vice President and Board Member of Sybra, Inc. which is engaged in the construction of Arby's Restaurants.

GARY DAVIES -- DIRECTOR
Age: 53
         Mr. Davies currently resides in Scottsdale, Arizona. Mr. Davies attended Brown University in 1968 where he pursued studies in math and physics and subsequently presented technical papers in these disciplines. Mr. Davies has been involved as a consultant or principal in various securities transactions involving public offerings and mergers and acquisitions. His clients in various securities offering matters have included Solitron Devices, Inc.; General Instrument Corporation; Bendix Corporation; Greyhound Corporation; Bliss and Laughlin Industries; and Gulf and Western. He was a founder of and currently acts as corporate secretary to Mezzanine Capital Ltd., a "closed end" investment company in Bermuda, Bermuda Trading symbol "MEZZ BII." Mr. Davies is also on the Board of Directors of Xtranet Systems, Inc. a software developer for the gaming industry.

THOMAS VERGITH - DIRECTOR
Age: 38
                  Mr. Vergith resides in Scottsdale, Arizona. Mr. Vergith received a BS/BA in Economics from the University of Nebraska in 1982 and a JD Degree from Creighton University in 1986. Mr. Vergith is currently assistant counsel for Scottsdale Insurance Company and a member of the Arizona Bar.

JOHN P. PICCOLO - VICE PRESIDENT
Age: 34
                  Mr. Piccolo currently resides in Phoenix, Arizona. mr. Piccolo attended Mid-Plains Community College and is a graduate of the Emery School of Aviation in 1985 and the Sawyer School of Aviation in 1985. Mr. Piccolo serves as the Vice President of Travel Dynamics. Prior to his affiliation with Travel Dynamics, Mr. Piccolo was employed by Target Mail, a company engaged in direct mail processing, Global Prosperity, and Metropolitan Financial as a financial document administrator. Mr. Piccolo has spent approximately the last ten years in the aviation industry as a commercial pilot and instructor.

MELINDA FEHRINGER - SECRETARY/TREASURER
Age: 22
                  Ms. Fehringer currently resides in Chandler, Arizona. Ms. Fehringer is a graduate of Devry University with a 1995 Bachelor of Science Degree in Accounting. Ms. Fehringer was retained as the Secretary/Treasurer for Travel Dynamics since its inception. Prior to her affiliation with Travel Dynamics, Ms. Fehringer was employed by Electronic Visions as an accountant, a company engaged in the manufacturing of semi-conductor equipment, with SynerNet as its Accounting Manager, a company involved in computer consulting and prior to that by Sheritan Crescent.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

                  The initial compensation for each of the principal officers of the corporation is as set-out in the following table, exclusive of stock option rights. It should be noted that none of the directors are paid any fixed compensation, as directors, but are entitled to a per diem of one thousand dollars per meeting for attendance at Board of Directors meeting.


================================================================================
                                            Annual Base            Other Annual
Name of Officer       Position              Compensation          Consideration1
--------------------------------------------------------------------------------
James Piccolo         President and         $250,000 per           See Below
                      CEO                   annum
--------------------------------------------------------------------------------
John P. Piccolo       Vice                  $60,000/yr             See Below
                      President
--------------------------------------------------------------------------------
Melinda               Secretary/            $42,500/yr             See Below
Fehringer             Treasurer
--------------------------------------------------------------------------------
Brian K. Service      Consultant            $24,000/yr.            See Below
================================================================================

1 Officers also receive standard medical/dental benefits.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
MANAGEMENT
----------

                  The following tables set forth, as of the current date, the holders of common stock by each person who owned of record, or was known by the Company to own beneficially, five percent (5%) or more of the Company's common stock, and by the Company's directors and officers.

                             DIRECTORS AND OFFICERS



==================================================================================================================
                                                                                     Percent
                                                                      Shares            of
Name & Address                       Position                         Owned           Shares         Option Rights
------------------------------------------------------------------------------------------------------------------
James Piccolo                        Director/President              400,000          12.4%          Undetermined
                                                                                                     Up to 200,000
Scottsdale, AZ                                                                                        per year for
                                                                                                      employment
                                                                                                         term. 1
------------------------------------------------------------------------------------------------------------------
Brian Service                        Director                           0                           Up to 100,000 2

San Francisco, CA
------------------------------------------------------------------------------------------------------------------
Thomas (Tom) Dennis                  Director                           0               0           Up to 100,000

Atlanta, Georgia
------------------------------------------------------------------------------------------------------------------
Gary Davies                          Director                           0               0           Up to 100,000

Scottsdale, AZ
------------------------------------------------------------------------------------------------------------------
Thomas Vergith                       Director                           0               0           Up to 100,000

Scottsdale, AZ
------------------------------------------------------------------------------------------------------------------
John P. Piccolo                      Vice President                     0               0                  0

Phoenix, AZ
------------------------------------------------------------------------------------------------------------------
Melinda Fehringer                    Secretary/                         0               0                  0
                                     Treasurer
Chandler, AZ
------------------------------------------------------------------------------------------------------------------
OFFICERS AND                         N/A                             400,000          12.4%
DIRECTORS
AS A GROUP
(Individuals)
==================================================================================================================

1 Pursuant to his Employment Agreement, Mr. James Piccolo can acquire up to 200,000 shares per year at $0.10/share. Since his employment term may be extended beyond a base period of three years, the total options and rights must be considered indeterminate.

2. Each director may earn options to acquire up to 100,000 shares at $0.10/share. Each has a current vested option for 25,000 shares at $0.10 and will earn an option for an additional 25,000 shares for each year of service up to 75,000 additional shares.

                       OTHER SHAREHOLDERS HOLDING OVER 5%


=========================================================================
NAME OF SHARE-                  NO. OF                 PERCENT OF
HOLDER                          SHARES                OUT-STANDING1
=========================================================================
Beverly Kasbeer                725,145                    22.4%
=========================================================================
Esteem Corporation 1           304,807                    9.4%
=========================================================================
Yorkton Ltd. 2                 287,180                    8.9%
=========================================================================
Eli Datesh                     233,918                    7.2%
=========================================================================
Bob Snyder                     233,918                    7.2%
=========================================================================
Jim Sheidell                   233,910                    7.2%
=========================================================================
Alan Guy Jontz                 200,000                    6.2%
=========================================================================
Target Mail, LLC 3             163,030                    5.0%
=========================================================================

1 Esteem Corporation is a Nevada corporation engaged in marketing and of which 100% of the issued and outstanding shares are owned by the Mother of the President, Mary Pat Piccolo.

2 Yorkton Ltd. was the only prior Greenway shareholder holding in excess of 5%of the issued shares.

3 Target Mail LLC is an Arizona limited liability company engaged in direct marketing; Target is 100% owned by Beverly Kasbeer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

                  Prior to the formation of the reorganized company, Mr. John Piccolo was the principal owner and proprietor of a similar limited liability company which commenced business in May, 1998. The Travel Dynamics, LLC sold its assets and assigned its obligations to the operating company, Travel Dynamics, Inc. in July, 1998. The corporate entity was acquired by Greenway and is now to be known as Travel Dynamics Services, Inc. No outstanding rights or interests were afforded Mr. John Piccolo other than his employment as Vice President described above. It should also be noted that Mr. Dennis Madsen acted as the finding and reorganization agent for the Company for the past several years and was primarily responsible for representing Greenway Environmental Systems in the reverse acquisition which has been reported in this report. As a result of such participation, Mr. Madsen was to receive certain shares upon the successful completion of the reorganization. Mr. Madsen will participate in those shares issued to Mr. Limpert, as previously disclosed. There were no other related party transactions known to management of the Company. Mr. Limpert retains 100,000 shares in consideration for making loan proceeds available to Greenway in 1997. Mr. Jontz, listed above, is a holder of 200,000 shares obtained from Mr. Limpert.

                                    PART IV.
                                    --------

ITEM 14.  ATTACHED EXHIBITS
---------------------------

                                 Financials.....
                                 ---------------

               (A) See attached  August 31, 1998 audited start up financials for
                   Travel Dynamics, Inc; and Travel Dynamics, LLC, as the asset transferor to the acquired Company.

               (B) See attached  June 30, 1998 audited  financials  for Greenway
                   Environment Systems, Inc.

               (C) See  unaudited   pro  forma  August  31,  1998   consolidated
                   financials.

                               Other Exhibits....
                               ------------------

               (D) Current By-Laws - Attached.

               (E) Certificate of Incorporation and Amendments Previously Filed.

               (F) Reverse Acquisition Agreement - Concurrently Filed with 8-K.

               (G) 8-K dated October 14, 1998 - Concurrently Filed.

               (H) Certificate of Amendment of Name in Nevada Attached.


        DATED this 14th day of October, 1998.


                                     /s/ James Piccolo
                                     --------------------------------------
                                     James Piccolo
                                     Director/President/CFO
                                     Date: 10/14/98

                                     /s/ Brian K. Service
                                     --------------------------------------
                                     Brian K. Service
                                     Director
                                     Date: 10/14/98

                                     /s/ Thomas Vergith
                                     --------------------------------------
                                     Thomas Vergith
                                     Director
                                     Date: 10/14/98

                                     /s/ Melinda Fehringer
                                     --------------------------------------
                                     Melinda Fehringer
                                     Secretary/Treasurer
                                     Controller and Principal Accounting Officer
                                     Date: 10/14/98


Greenway Disk 4\10-ksb

                              TRAVEL DYNAMICS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----
Travel Dynamics, Inc.
   Independent Auditor's Report. . . . . . . . . . . . . . . . . . .  F-7
   Balance Sheet - August 31, 1998 . . . . . . . . . . . . . . . . .  F-8
   Statement of Income and Retained Earnings For the One Month Ended
     August 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . .  F-9
   Statement of Cash Flows For the One Month Ended August 31, 1998 . F-10 Schedule of Expenses For the One Month Ended August 31, 1998. . . F-11
   Notes to Financial Statements                                      F-12

Travel Dynamics, L.L.C.
   Independent Auditor's Report. . . . . . . . . . . . . . . . . . .  F-16
   Balance Sheet - August 31, 1998 . . . . . . . . . . . . . . . . .  F-17
   Statement of Income and Members Equity For the Six Months Ended
     August 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . .  F-18
   Statement of Cash Flows For the Six Months Ended August 31, 1998. F-19 Schedule of Expenses For the Six Months Ended August 31, 1998 . . F-20
   Notes to Financial Statements . . . . . . . . . . . . . . . . . .  F-21


                                ---------------

                              TRAVEL DYNAMICS, INC.
                             (A NEVADA CORPORATION)

                              FINANCIAL STATEMENTS
                                    (Audited)

                       For The Month Ended August 31, 1998







                                 TESS L. RIDGWAY
                           CERTIFIED PUBLIC ACCOUNTANT
                               5151 N. 16TH STREET
                               PHOENIX, AZ. 85016

                              TRAVEL DYNAMICS L.L.C
                             (A Nevada Corporation)

                              FINANCIAL STATEMENTS
                                    (Audited)

                          INDEPENDENT AUDITOR'S REPORT


  Board of Directors
  Travel Dynamics L.L.C.
  7525 East Camelback, suite 212
  Scottsdale, AZ 85251

  I have audited the accompanying balance sheet of Travel dynamics, Inc. as of August 31, 1998, and the related statements of income, retained earnings, equity, cash flows and schedule of expenses for the month ended August 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Travel Dynamic Inc. as of August 31, 1998, and the results of its operations and its cash flows for the month then ended in conformity with generally accepted accounting principles.




  /s/ Tess L. Ridgway
  -------------------
  Tess L. Ridgway
  Certified Public Accountant


  September 18, 1998

                              TRAVEL DYNAMICS, INC.
                                  BALANCE SHEET
                                 AUGUST 31, 1998

                                     ASSETS
  CURRENT ASSETS
     Cash on Hand and in Banks (Note 2)                            $   78,872
     Inventory (Note 1)                                                28,035
     Short Term Note Receivable (Note 4)                                3,500
     Prepaid Rent                                                       7,600
     Deposits and Retainers                                            12,250
                                                                   ----------

        Total Current Assets                                          130,257
                                                                   ----------
  PROPERTY AND EQUIPMENT (NOTE 1)
     Furniture and Fixtures                                            14,818
     Computer Equipment                                                26,459
        Less Accumulated Depreciation                                    (375)
                                                                   ----------
        Total Property and Equipment                                   40,902
                                                                   ----------
  OTHER ASSETS
     Club Membership (Note 6)                                           4,000
     Intangibles - Net (Note 1)                                       325,039
                                                                   ----------
        Total Other Assets                                            329,039
                                                                   ----------
  TOTAL ASSETS                                                     $  500,198
                                                                   ==========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts Payable                                              $   92,986
     Short Term Note Payable (Note 6)                                   1,000
     Accrued Liabilities                                                  244
     Deferred Revenue (Note 1)                                        114,615
                                                                   ----------

        Total Current Liabilities                                     208,845
                                                                   ----------
  LONG TERM LIABILITIES                                                     0
                                                                   ----------
        Total Liabilities                                             208,845
                                                                   ----------
  SHAREHOLDERS' EQUITY
     Capital Stock - Authorized 1,000,000 Shares at $.001 Par
      Issued and Outstanding 855,000 Shares (Note 8)                      855
     Paid in Capital (Note 8)                                         344,160
     Retained Earnings (Deficit)                                      (53,662)
                                                                   ----------
        Total Shareholders' Equity                                    291,353
                                                                   ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  500,198
                                                                   ==========

    The accompanying notes are an integral part of the financial statements.

                                       F8

                              TRAVEL DYNAMICS, INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                       FOR THE MONTH ENDED AUGUST 31, 1998



                                                          AMOUNT    % TO SALES
  SALES                                                 ---------   ----------
     Membership Processing Fees                         $   9,718        10.3%
     Product and Certified Sales                           84,455        86.6
     Freight In                                             3,382         3.1
                                                        ---------   ---------

        Total Sales                                        97,555       100.0
                                                        ---------   ---------
  COST OF SALES
     Purchases and Certificates                            48,315        49.5
     Freight Out                                            1,562         1.6
                                                        ---------   ---------

        Total Cost of Sales                                49,877        51.1
                                                        ---------   ---------

        Gross Profit                                       47,678        48.9
                                                        ---------   ---------

  Selling Expenses - See Schedule                          18,433        18.9
  Administrative Expenses - See Schedule                   39,968        41.0
                                                        ---------   ---------
     Total Operating Expenses                              58,401        59.9
                                                        ---------   ---------

  Net Loss From Operations                                (10,723)      (11.0)
  Other Income                                                660         0.7
                                                        ---------   ---------

  Net Loss Before Income Tax                              (10,063)      (10.4)
  Income Taxes (Note 1)                                        50         0.1
                                                        ---------   ---------

  Net Loss                                                (10,113)      (10.5)%
                                                                    =========
  Retained Earnings at the Beginning                            0

  Acquisition of Accumulated Deficit(Note 6)              (42,549)

  Distribution to shareholders                             (1,000)
                                                        ---------

  Retained Earnings (Deficit) at the End                $ (53,662)
                                                        =========

   The accompanying notes are an integral part of these financial statements.

                              TRAVEL DYNAMICS, INC.
                             STATEMENT OF CASH FLOWS
                       FOR THE MONTH ENDED AUGUST 31, 1998


  OPERATING ACTIVITIES:
     Net Loss from Operations                                       $ (10,113)
     Adjustment to Reconcile Net Loss to Net Cash Provided
      by Operations:
        Depreciation                                                      375
        Changes in Operating Assets and Liabilities, Net of
         Effects from Transfer of Assets and Liabilities of
         Travel Dynamics, L.L.C.:
           Increase in Inventory                                      (28,035)
           Increase in Deposits                                        (2,250)
           Increase in Accounts Payables                               92,986
           Increase in Accrued Expenses                                   244
           Increase in Customer Deposits(Deferred Revenue)             31,500
                                                                    ---------


     Net Cash Provided by Operating Activities                         84,707
                                                                    ---------

  INVESTING ACTIVITIES:
     Purchase of Furniture and Equipment                              (29,790)
     Increase in Short Term Notes Receivable                           (3,000)
     Transfer of Cash from Travel Dynamics L.L.C. (Note 6)             26,300
                                                                    ---------

     Net Cash Used In Investing Activities                             (6,490)
                                                                    ---------
  FINANCING ACTIVITIES:
     Proceeds from Issuance of Common Stock                               655
                                                                    ---------
  Net Increase in Cash                                                 78,872
  Cash Balance, Beginning of Period                                         0
                                                                    ---------

  Cash Balance, End of Period                                       $  78,872
                                                                    =========

   Supplemental Schedule of Noncash Investing and Financing Activities:

     The Company issued 200,000 shares of common stock upon conversion of notes payable in the amount of $344,360. Assets of $235,566 and liabilities of $278,115 were transferred to the Company from Travel Dynamics, L.L.C., as detailed in Note 6. A $1,000 short term note payable was issued as an equity distribution to the former owners of Travel Dynamics, L.L.C.

   The accompanying notes are an integral part of these financial statements.

                              TRAVEL DYNAMICS, INC.
                              SCHEDULE OF EXPENSES
                       FOR THE MONTH ENDED AUGUST 31, 1998


                                                         AMOUNT     % TO SALES
                                                      ---------     ----------
  SELLING EXPENSES
     Training Conferences                             $   6,753            6.9
     Recruiting                                             195            0.2
     Travel                                               8,793              9
     Meals and Entertainment                              2,692            2.8
                                                      ---------
                                                         18,433           18.9
                                                      =========
  ADMINISTRATIVE EXPENSES
     Advertising                                          2,175            2.3
     Bad Debts                                              985            1.0
     Office and Postage                                   2,710            2.8
     Consulting and Professional Fees                    10,000           10.3
     Bonuses                                                500            0.5
     Legal and Accounting Fees                           11,046           11.4
     Health Insurance                                       679            0.6
     Depreciation                                           375            0.3
     Taxes and Licenses                                     461            0.4
     Telephone                                            5,005            5.2
     Salaries and Wages                                   6,032            6.2
                                                      ---------

                                                      $  39,968           41.0
                                                      =========
   The accompanying notes are an integral part of these financial statements.

                              TRAVEL DYNAMICS, INC.
                          NOTES TO FINANCIAL STATEMENTS


  NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              ------------------------------------------
  NATURE OF BUSINESS:
  -------------------
        The Company is a marketing firm which sells vacation discount packages and provides marketing seminars for associated salespeople. The Company was incorporated in Nevada and began operation in August 1998.

  BASIS OF ACCOUNTING:
  --------------------
        The financial statements of Travel Dynamics, Inc. are prepared using the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles.

  USE OF ESTIMATES:
  -----------------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  PROPERTY & EQUIPMENT:
  ---------------------
        All property  and  equipment  is recorded at cost and  depreciated  over
        their  estimated   useful  lives,   using  the   straight-line   method.
        Depreciation for the period ended August 31, 1998 was $375.

  INTANGIBLES:
  ------------
        Intangibles are capitalized and amortized on a straight-line basis. There is no current amortization expense. As of August 31, 1998, intangible assets consisted of the following:

           Master Data Base, net of amortization              $    117,657
           Net Properating costs acquired                           58,022
           Organization Costs (See Note 7)                         149,360
                                                              ------------

                                                              $    325,039
                                                              ============

          The above assets, except for the organization costs of the company, were acquired based on August 31, 1998 net amounts. See
          Note 6.

  ADVERTISING:
  ------------
          Advertising costs are expensed as incurred. Advertising expense was $2175 for the month ended August 31, 1998.

  REVENUE RECOGNITION:
  --------------------
          Revenue includes the cash sale of travel discount packages and receipt of membership fees in the current period. The Company recognizes revenues for training seminars at the date the customer participates in a seminar. Deferred revenues (seminar deposits) represent amounts billed in advance of such participation

  INVENTORY
  ---------
          Inventories  include  vacation  travel  discount  packages  and cruise
          certificates.   All  inventory  items  are  stated  at  the  lower  of
          cost(first-in, first-out) or market value.


  INCOME TAXES:
  -------------
          Other than the minimum tax due the State of Arizona, no income tax accruals have been made since the Company has a current net operating loss of $9,597 for Federal purposes and $9,517 for Arizona purposes.

  NOTE 2.  CASH ON HAND AND IN BANK:
           -------------------------

           Checking Account, Wells Fargo Bank                 $     72,912
           Undeposited Funds                                         5,960
                                                              ------------

                                                              $     78,872
                                                              ============
  NOTE 3.  LEASE COMMITMENTS:
           ------------------
           In August the Company took over a prepaid lease of its current office space. The lease term is August through December, 1998 at a total cost to the Company of $7600. The Company does not intend to renew its lease.

  NOTE 4.  RELATED PARTY TRANSACTIONS:
           ---------------------------

           The Company has identified the following related party transactions:

              1. A Short Term Note Receivable of $3500 from the Company's President, James Piccolo. It is a demand loan with no interest.

              2. On July 31,1998, the Company agreed to purchase the assets and Liabilities of Travel dynamics, L.L.C. a 50% member of the L.L.C. also owns 36.25% of the outstanding stock of the Company.

              3. The Company shares personnel and administrative services and common office space with Target Mail Systems, L. L.C. a shareholder of the Company.

  NOTE 5.  CONTINGENCIES:
           --------------
           On September 1,1998, the Company accepted a Letter of Intent from Greenway Environmental Systems, Inc., regarding an acquisition by this Purchaser of the Company's net assets or outstanding stock.

  NOTE 6.  ACQUISITION  OF TRAVEL  DYNAMICS  L.L.C.:
           -----------------------------------------
           On July 31, 1998, the Company purchased the assets and liabilities of Travel Dynamics, L.L.C. (the L.L.C) (a related party), based on the L.L.C.'s audited financial statement for the six month period ending August 31, 1998 (the L.L.C. had commenced business in March 1998). The historical cost of the assets and liabilities transferred was as follows:

                    Cash in Bank                                 $    26,300
                    Short Term Note Receivable                           500
                    Property & Equipment                              11,487
                    Master Data Base net of amortization             117,657
                    Preoperating costs, net of amortization           58,022
                    Prepaid Rent                                       7,600
                    Country Club Membership                            4,000
                    Attorney Retainer Deposit                         10,000
                    Short Term Notes Payable                        (195,000)
                    Deferred Revenue (seminar deposits)              (83,115)
                                                                 -----------

                         Net Liabilities Assumed                 $   (42,549)
                                                                 ===========

  The assets and liabilities transferred are accounted for at historical cost in a manner similar to that of pooling of interests.

  NOTE 7.     ORGANIZATION COSTS:
              -------------------
        The Company has chosen to amortize its preoperating and organization costs. In future years, the Company will adjust its assets and retained earnings deficit to be in agreement with generally accepted accounting principles, which will be required as of the Company's fiscal year ending December 31, 1999.

  NOTE 8.     COMMON STOCK TRANSACTION:
              -------------------------
        During August 1998, the Company issued 655,000 shares of common stock at $.001 per share. On August 31, 1998, after the acquisition of the assets and assumption of the liabilities of Travel Dynamic L.L.C., the Company issued 130,305 shares of common stock in payment of two notes owed to Esteem Corporation (a related party). The balance of the Notes payable were $224,360 prior to the exchange. The Company issued 69,695 shares to Target Mail Systems L.L.C. as payment for a Note Payable with a balance of $120,000 prior to the exchange. The share were exchanged at a $.001 per share plus additional paid in capital of $344,160. The change in Stockholders' Equity for the month of August is as follows:


                                                          Additional
                                      Common Stock          Paid-in    Retained
                                    Shares     Amount       Capital    Earnings
                                    ------    --------    -----------  ---------

  Balance July 31, 1998                 -   $      -    $        -   $      -
  Stock issued for Cash through
    August 1998                    655,000        655            -          -
  Shares issued for Debt
   Payment                         200,000        200      344,160          -
  Transfer of Accumulated Deficit                                     (42,549)
  Distribution to shareholders          -          -             -     (1,000)
  Net Loss, August 1998                 -          -             -    (10,113)
                                   -------  --------    ----------   --------

  Balance August 31, 1998          855,000  $     855   $   344,160  $(53,662)
                                  ========  =========   ===========  ========

                             TRAVEL DYNAMICS L.L.C.
                    (An Arizona Limited Liabilities Company)

                              FINANCIAL STATEMENTS
                                    (Audited)

                    For the Six Months Ended August 31, 1998




                                 TESS L. RIDGWAY
                           CERTIFIED PUBLIC ACCOUNTANT
                               5151 N. 16TH STREET
                               PHOENIX, AZ. 85016

                              TRAVEL DYNAMICS L.L.C
                     (An Arizona Limited Liability Company)

                              FINANCIAL STATEMENTS
                                    (Audited)

                          INDEPENDENT AUDITOR'S REPORT


  Managing Members
  Travel Dynamics L.L.C.
  7525 East Camelback, Suite 212
  Scottsdale, AZ 85251

  I have audited the accompanying balance sheet of Travel dynamics, L.L.C. as of August 31, 1998, and the related statements of income, members equity, cash flows and schedule of expenses for the six months ended August 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Travel Dynamics L.L.C. as of August 31, 1998, and the results of its operations and its cash flows for the six months then ended in conformity with generally accepted accounting principles.




  /s/ Tess L. Ridgway
  -------------------
  Tess L. Ridgway
  Certified Public Accountant


  September 18, 1998

                             TRAVEL DYNAMICS L.L.C.
                                  BALANCE SHEET
                                 AUGUST 31, 1998

                                     ASSETS


  CURRENT ASSETS
     Cash on Hand and in Banks (Note 2)                      $  26,301
     Prepaid Rent (Note 3)                                       7,600
     Short Term Note Receivable (Note 4)                           500
     Refundable Deposits                                        10,000
                                                             ---------

           Total Current Assets                                 44,401
                                                             ---------
  PROPERTY AND EQUIPMENT (NOTE 1)

     Furniture and Fixtures                                      3,719
     Computer Equipment                                          9,045
        Less Accumulated Depreciation                           (1,277)
                                                             ---------

           Total Property and Equipment                         11,487
                                                             ---------

  OTHER ASSETS
     Club Membership                                             4,000
     Intangibles - Net (Note 1)                                175,678
                                                             ---------
           Total Other Assets                                  179,678
                                                             ---------
  TOTAL ASSETS                                               $ 235,566
                                                             =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY


  CURRENT LIABILITIES

     Short Term Note Payable (Note 4)                        $ 195,000
     Deferred Revenue (Note 1)                                  83,115
                                                             ---------

           Total Current Liabilities                           278,115
                                                             ---------
  LONG TERM LIABILITIES                                              -
                                                             ---------

           Total Liabilities                                   278,115

  Member's Deficit                                             (42,549)
                                                             ---------

           TOTAL                                             $ 235,566
                                                             =========

    The accompanying notes are an integral part of the financial statements.

                             TRAVEL DYNAMICS L.L.C.
                     STATEMENT OF INCOME AND MEMBERS' EQUITY
                    FOR THE SIX MONTHS ENDED AUGUST 31, 1998



                                                    AMOUNT   % TO SALES
  SALES                                          ---------   ----------
     Membership Processing Fees                  $  21,622          9.1
     Product and Certificate Sales                 212,550         88.6
     Freight In                                      5,743          2.3
                                                 ---------   ----------
           Total Sales                             239,915          100
                                                 ---------   ----------
  COST OF SALES

     Purchases and Certificates                    146,072         60.9
     Freight Out                                    22,505          9.4
                                                 ---------   ----------

           Total Cost of Sales                     168,577         70.3
                                                 ---------
           Gross Profit                             71,338         29.8
                                                 ---------

  Selling Expenses - See Schedule                   50,429         21.1
  Administrative Expenses - See Schedule            63,558         26.5
                                                 ---------   ----------
           Total Operating Expenses                113,987         47.6

           Net Loss                                (42,649)        17.8
        Members' Contribution                          100
                                                 ---------

        Members' Deficit                         $ (42,549)
                                                 =========

   The accompanying notes are an integral part of these financial statements.

                             TRAVEL DYNAMICS L.L.C.
                             STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 1998



  OPERATING ACTIVITIES

     Net Loss from Operations                              $ (42,649)
     Adjustment to Reconcile Net Income
       to Net Cash Provided by Operations
        Activities:
           Depreciation and Amortization                       9,975
        Changes in Operating Assets and Liabilities
           Increase in Short Term Note Receivable               (500)
           Increase in Prepaid Rent and Deposit              (17,600)
           Increase in Customer Deposits                      83,115
                                                           ---------

        Net Cash Used by Operating Activities              $  32,341
                                                           =========
  INVESTING ACTIVITIES

     Organization Costs                                      (64,376)
     Purchase of Furniture and Equipment                     (12,764)
     Purchase of Master Data Base                           (120,000)
     Country Club Membership                                  (4,000)
                                                           ---------
        Net Cash Used by Investing Activities
                                                            (201,140)
                                                           ---------
  FINANCING ACTIVITIES

     Members' Contributions                                      100
     Notes Receivable                                        195,100
                                                           ---------

        Net Cash Provided by Financial Activities            195,000
                                                           ---------

        Increase in Cash                                      26,301
        Cash at Beginning of Period                                0
                                                           ---------

        Cash at End of Year                                $  26,301
                                                           =========

   The accompanying notes are an integral part of these financial statements.

                             TRAVEL DYNAMICS L.L.C.
                              SCHEDULE OF EXPENSES
                    FOR THE SIX MONTHS ENDED AUGUST 31, 1998


                                                         AMOUNT    % TO SALES
                                                       --------    ----------

  SELLING EXPENSES

     Training Conferences                              $ 18,546           7.5
     Commissions                                          7,200           3.0
     Recruiting                                             613           0.3
     Travel                                              13,235           5.7
     Meals and Entertainment                             10,835           4.6
                                                       --------

  Total Selling Expenses                                 50,429          21.1
                                                       ========
  ADMINISTRATIVE EXPENSES

     Advertising                                          4,524           1.9
     Auto Expenses                                        1,091           0.5
     Office and Postage                                   6,207           2.6
     Consulting and Professional Fees                     9,780           4.1
     Legal and Accounting Fees                           21,531             9
     Donations                                            2,087           0.9
     Dues, Membership, Licenses                           1,266           0.6
     Rent                                                 1,900           0.8
     Telephone                                            5,197           2.2
     Depreciation and Amortization                        9,975           3.9
                                                       --------

                                                       $ 63,558          26.5
                                                       ========

   The accompanying notes are an integral part of these financial statements.

                              TRAVEL DYNAMICS L.L.C.
                          NOTES TO FINANCIAL STATEMENTS


  NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF BUSINESS:
     The Company is a marketing firm which sells vacation discount packages and provides marketing seminars for associated salespeople. The Company was organized in Arizona and began operation in March 1998. On July 31, 1998, the Company's Assets and Liabilities were purchased by Travel Dynamics, Inc., a related party (see Note 4). As of September 1, 1998, the Company is no longer an active business entity.

  BASIS OF ACCOUNTING:
     The financial statements of Travel Dynamics L.L.C. are prepared using the accrual basis of accounting where revenues are recognized when earned and expenses are recognized when incurred. This basis of accounting conforms to generally accepted accounting principles.

  USE OF ESTIMATES:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  PROPERTY EQUIPMENT:
     All property and equipment is recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Depreciation for the period ended August 31, 1998 was $1277.

  INTANGIBLES:
     The Company purchased a Master Data Base at a cost of $120,000, which is being amortized over 15 years using the straight-line method. Preoperating expenses of $64,376 comprised primarily of legal fees, were incurred prior to March 1998 and is being amortized over 5 years using the straight-line method. Amortization expense for the period ended August 31, 1998 was $8698.

  ADVERTISING
     Advertising costs, which are included in Sales expenses, are expensed as incurred. Advertising expenses was $4524 for the six months ended August 31, 1998.

  REVENUE RECOGNITION:
     Revenue includes the cash sale of travel discount packages and receipt of membership fees in the current period. The Company recognizes revenues for training seminars at the date the customer participates in a seminar. Deferred revenues (seminar deposits) represent amounts billed in advance of such participation.


  INCOME TAXES:
     The Company is treated as a partnership for federal income tax purposes and does not incur income taxes. Instead, its earnings and losses are included in the personal returns of the members and taxed depending on their personal tax situation. The financial statements do not reflect a provision for income taxes.

  NOTE 2.  CASH ON HAND AND IN BANK:

     Checking Account, Wells Fargo Bank.   $26,301

  NOTE 3.  LEASE COMMITMENTS:

     In August the Company prepaid to sublease its current office space. The sublease term is August through December 1998 at a total cost of $9500.
     The Company does not intend to renew its lease.

  NOTE 4.  RELATED PARTY TRANSACTIONS
     The Company has identified the following related party transaction:

     1. A short Term Note Receivable of $500 is with a member of the immediate family of one of the members. It is a demand loan and no interest is charged or expected to be received.

     2. The Short Term Note Payable includes a note for $75,000 for Esteem Corporation, owned by the mother of one of the members. This note was converted to equity in Travel Dynamics, Inc., after the purchase of the Company's assets and liabilities (See Note 1).

     3. One of the 50% members of the Company owns 36.25% of the outstanding shares of Travel Dynamics, Inc.

                      GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                        (A Development Stage Enterprise)


                                TABLE OF CONTENTS


                                                                      Page

Report of Independent Certified Public Accountants                      1

Financial Statements:

   Balance Sheet - June 30, 1998                                        2

   Statements of Operations for the Years Ended June 30,
    1998 and 1997 and for the Cumulative Period from January
    26, 1989 (Date of Inception)  through June 30, 1998                 3

   Statements of Stockholders' Equity for the Cumulative Period from January 26,
    1989 (Date of Inception) through September 30, 1990, for the Cumulative Period from September 30, 1990 through June 30, 1996 and for the years ended June 30, 1997 and 1998 4

   Statements of Cash Flows for the Years Ended June 30, 1998
    and 1997 and for the Cumulative Period from January 26,
    1989 (Date of Inception) through June 30, 1998                      5

Notes to Financial Statements                                           6


                                ---------------

                      GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                        (A Development Stage Enterprise)




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUTANTS
                                      AND
                              FINANCIAL STATEMENTS





                             June 30, 1998 and 1997
                       and for the Cumulative Period from
               Inception (January 26,1989) Through June 30, 1998



                           HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

       HANSEN, BARNETT & MAXWELL
       A Professional Corporation
      CERTIFIED PUBLIC ACCOUNTANTS

                                                        (801) 532-2200
   Member of AICPA Division of Firms                  Fax (801) 532-7944
         Member of SECPS                        345 East Broadway, Suite 200
Member of Summit International Associates     Salt Lake City, Utah 84111-2693


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Greenway Environmental Systems, Inc.

We have audited the accompanying balance sheet of Greenway Environmental Systems, Inc. (a development stage enterprise) as of June 30, 1998 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1998 and 1997 and for the cumulative period from January 26, 1989 (date of inception) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company from January 26, 1989 through September 30, 1990 were audited by another auditor whose report dated March 1, 1991 contained an explanatory paragraph relating to the Company's ability to continue as a going concern, as discussed in Note 5. Our opinion, in so far as it relates to the period from January 26, 1989 through September 30, 1990, is based solely on the report of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Greenway Environmental Systems, Inc. as of June 30, 1998 and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 and for the cumulative period from January 26, 1989 (date of inception) through June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's significant losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 29, 1998

                      GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                        (A Development Stage Enterprises)
                                  BALANCE SHEET
                                  JUNE 30, 1998


                                     ASSETS

Current Assets
  Cash                                                         $      10
  Receivable from shareholder                                     10,000
                                                               ---------
Total Assets                                                   $  10,010
                                                               =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                            $      -
                                                               ---------
Stockholders' Equity
  Common stock - $0.001 par value; 50,000,000 shares
     authorized;  1,238,969 shares issued and outstanding          1,239
  Additional paid-in capital                                     173,158
  Deficit accumulated during the development stage              (164,387)
                                                               ---------
     Total Stockholders' Equity                                   10,010
                                                               ---------
Total Liabilities and Stockholders' Equity                     $  10,010
                                                               =========



   The accompanying notes are an integral part of these financial statements.

                      GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                              Cumulative From
                                                                 January 26,
                                                                 1989 (Date
                                             For the Years      of Inception)
                                             Ended June 30,        through
                                         ---------------------     June 30,
                                           1998        1997          1998
                                         ---------   ---------   ----------
Revenue                                  $       -   $       -   $        -

General and administrative expenses         89,990           -      164,387
                                         ---------   ---------   ----------
Net Loss                                 $ (89,990)  $       -   $ (164,387)
                                         =========   =========   ==========
Basis Loss Per Share                     $   (0.00)  $   (0.00)  $    (0.97)
                                         =========   =========   ===========
Weighted Average Number of Shares
  Outstanding                            1,228,969      49,327       168,934
                                         =========   =========   ===========



  The accompanying notes are an integral part of these financial statements.

                      GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                        (A Development Stage Enterprise)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Deficit
                                                                                     Accumulated     Total
                                                       Common Stock       Additional   During the  Stockholders'
                                                  ----------------------   Paid-In   Development     Equity
                                                    Shares      Amount     Capital      Stage       (Deficit)
                                                  ----------  ----------  ----------  ----------   ----------
Shares issued to acquire Jewel Management
Company, January 26, 1989, $0.29 per share            49,327  $       49  $   14,348  $        -  $   14,397

Net loss for the cumulative period January
26, 1989 through September 30, 1990                        -           -           -     (24,199)    (24,199)
                                                  ----------  ----------  ----------  ----------  ----------
Balance - September 30, 1990                          49,327          49      14,348     (24,199)     (9,802)

Net loss for the cumulative period from
October 1,1990 through June 30, 1990                       -           -           -     (50,198)    (50,198)
                                                  ----------  ----------  ----------  ----------  ----------
Balance - June 30, 1996                               49,327          49      14,348     (74,397)    (60,000)

Net loss for the year ended June 30, 1997                  -           -           -           -           -
                                                  ----------  ----------  ----------  ----------  ----------
Balance - June 30, 1997                               49,327          49      14,348     (74,397)    (60,000)

Shares issued for cash and $10,000 receivable
from a shareholder, August 4, 1997 through
February 28, 1998, $0.09 per share                   314,744         315      26,710           -      27,025

Shares issued for services, July 1, 1997
through June 30, 1998, $0.09 per share               675,200         675      57,300           -      57,975

Shares issued upon conversion of accounts
payable, July 1, 1997, $0.09 per share               174,697         175      14,825           -      15,000

Shares issued to officers for services July
1, 1997, $1.00 per share                              15,000          15      14,985           -      15,000

Shares issued upon conversion of accounts
payable, June 30, 1998, $4.50 per share               10,000          10      44,990           -      45,000

Net loss for the year ended June 30, 1998                  -           -           -     (89,990)    (89,990)
                                                  ----------  ----------  ----------  ----------  ----------
Balance - June 30, 1998                            1,238,969  $    1,239  $  173,158  $ (164,387) $   10,010
                                                  ==========  ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                      GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                         Cumulative  From
                                                                          January 26, 1989
                                                        For the Years    (Date of Inception)
                                                        Ended June 30,        through
                                                    ---------------------     June 30,
                                                      1998        1997          1998
                                                    ---------   ---------    ----------
  Cash Flows from Operating Activities
     Net loss                                       $ (89,990)  $      -    $ (164,387)
     Depreciation and amortization                          -          -           948
     Compensation expense satisfied with stock         57,975          -        57,975
     Stock issued for services                         15,000          -        15,000
     Legal expense satisfied with stock                     -          -        20,000
     Changes in accounts payable                            -          -        (9,139)
     Changes in accounts receivable                    10,000          -        10,000
                                                    ---------   ---------   ----------
        Net Cash Provided by Operating Activities      (7,015)         -       (69,603)
                                                    ---------   ---------   ----------
  Cash Flows From Investing Activities
     Net cash acquired in acquisitions                      -           -       22,588
                                                    ---------   ---------   ----------
        Net Cash Provided by Investing Activities           -           -       22,588
                                                    ---------   ---------   ----------
  Cash Flows From Financing Activities
     Proceeds from issuance of common stock            17,025           -       17,025
     Proceeds from issuance of notes payable                -           -       40,000
                                                    ---------   ---------   ----------
        Net Cash Provided by Financing Activities      17,025           -       57,025
                                                    ---------   ---------   ----------
  Net Increase in Cash and Cash Equivalents            10,010           -       10,010

  Cash and Cash Equivalents at Beginning of Year            -           -            -
                                                    ---------   ---------   ----------
  Cash and Cash Equivalents at End of Year          $  10,010   $       -   $   10,010
                                                    =========   =========   ==========

   The accompanying notes are an integral part of these financial statements.

                         GREENWAY ENVIRONMENTAL SYSTEMS
                        (A Development Stage Enterprises)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

  NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Jewel Management Company, a privately held Utah corporation, and Southern Cross Ventures, a Nevada publically held corporation, were consolidated into Centra Corp., a Nevada Corporation, on January 26, 1989. This legal consolidation resulted in the issuance of 49,327 (post-split)
  shares of Centra Corp.'s common stock. In connection with the legal consolidation, the stockholders approved a quasi-reorganization and $2,180,573 of accumulated deficit were reclassified to additional paid-in capital. The assets and liabilities of Jewel Management Company were recorded in the purchase business combination at historical cost in a manner similar to a pooling of interests.

  On June 24, 1991, Centra Corp. was merged into Greenway Environmental Systems, Inc., a newly-formed Nevada corporation, and all of the outstanding Centra Corp. common stock was exchanged for 49,327 (post-split) common shares of Greenway Environmental Systems, Inc. This transaction was accounted for as the reorganization of Centra Corp. into Greenway Environmental Systems, Inc. at the historical cost of Centra Corp.

  The accompanying financial statements include the operations of Centra Corp. from January 26, 1989 and the operations of Greenway Environmental Systems, Inc. from June 24, 1991. The Company is considered a development stage enterprise which has been seeking a merger or acquisition.

  In June 1998, the Board of Directors approved a 1-for-19.5 reverse stock spilt. The financial statements have been restated to reflect the stock spilt for all periods presented.

  Earnings (Loss) per Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No . 128 Earnings per Share. Under SFAS 128, loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.

  Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures

  NOTE 2 -- INCOME TAXES

  The components of the net deferred tax asset as of June 30, 1998 are as follows:

      Tax Net Operating Loss  Carryforward        $   61,316

              Valuation Allowance                    (61,316)
                                                  ----------

      Net Deferred Tax Asset                      $        -
                                                  ==========

                         GREENWAY ENVIRONMENTAL SYSTEMS
                        (A Development Stage Enterprises)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


  During the years ended June 30, 1998 and 1997 the valuation allowance increased $33,567 and none, respectively.

  As of June 30, 1998 the Company had net operating loss carry forwards for federal income tax reporting purposes of 164,387 which will expire , beginning in 2004.

  The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended June 30:

                                                      1998         1997
                                                  ---------   ---------
     Income tax benefit at statutory rate (34%)   $ (30,597)  $       -
     Change in valuation allowance                   33,367           -
     State benefit net of federal tax                (2,970)          -
                                                  ---------   ---------
     Provision for Income Taxes                   $       -   $       -
                                                  ==========  =========

  NOTE 3 -- COMPENSATION

  On July 1, 1997, members of the Board of Directors were issued 15,000 shares of common stock valued at $15,000, or $1.00 per share, for their services to the Company. In July 1997 the Company entered into an agreement with a individual for his services in finding and completing a merger or acquisition of an operating company. The conditions required for issuance 989,944 shares of common stock were considered met beginning in July 1997. Consideration received by the Company for the issuance of the common stock was $27,025 paid during the year ended June 30, 1998 and in September 1998 and the services of the individual valued at $57,975 based upon the fair value of the common stock on the date the agreement was established.

  NOTE 4--RECEIVABLE FROM SHAREHOLDER

  During the year ended June 30, 1998, the Company issued 314,744 shares of common stock for $17,025 paid in cash and $10,000 receivable from the shareholder. The receivable was collected in September 1998.

  NOTE 5 -- GOING CONCERN

  The Company has accumulated losses since inception of the development stage of $164,387. This situation raises substantial doubt about its ability to continue as a going concern. Management plans to complete the reverse acquisition agreement with Travel Dynamics as discussed in Note 8.

                         GREENWAY ENVIRONMENTAL SYSTEMS
                        (A Development Stage Enterprises)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


  NOTE 6 -- SUPPLEMENTAL CASH FLOW INFORMATION

  On January 26, 1989, the Company acquired all of the net assets of Jewel Management Company. In conjunction with the acquisition, net liabilities were assumed as follows:

       Fair value of assets acquired including cash         $  23,536
       Fair value of common stock issued                      (14,397)
                                                            ---------
       Net Liabilities Assumed                              $   9,139
                                                            =========

  During the year ended June 30,1998, the Company issued 675,200 shares of common stock valued at $57,975 to a consultant for his services in finding Travel Dynamics, Inc., as disclosed in Note 8. The Company issued 174,697 common shares upon the conversion of accounts payable in the amount of $60,000 and issued 15,000 common shares for services valued at $15,000 to three members of the Board of Directors.

  NOTE 7 -- CONTINGENCIES

  In 1991, the Company issued 265,002 shares of common stock to acquire the assets of a Texas corporation also known as Greenway Environmental. This acquisition was aborted and the 265,002 shares were canceled except 39,750 shares have not been returned. While the Company considers the shares canceled, it is possible that a holder in due course may be able to assert a future claim as to the validity of these shares.

  NOTE 8 -- SUBSEQUENT EVENTS

  Pursuant to a reverse acquisition agreement dated September 30, 1998, with Travel Dynamics, Inc., a Nevada Corporation, the Company exchanged approximately 2,000,000 shares of its common stock for all of the outstanding shares of Travel Dynamics. The Company changed its name to Travel Dynamics Inc. and elected a new board of directors.

                              TRAVEL DYNAMICS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Unaudited Pro Forma Condensed Consolidated Financial Statements. . .  F-2
   Unaudited Condensed Pro Forma Consolidated Balance Sheet -
   August 31, 1998                                                    F-3
   Unaudited condensed Pro Forma Consolidated Statements of Operations for the Six Months Ended August 31, 1998. . . . . . . . . . . . .F-4
   Notes to the Pro Forma Condensed Consolidated Financial Statements F-5

                                ---------------

                              TRAVEL DYNAMICS, INC.
                          UNAUDITED PRO FORMA CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


On September 30, 1998, Travel Dynamics, Inc. ("Travel Dynamics") entered into and completed an agreement with Greenway Environmental Systems, Inc. ("Greenway") pursuant to which Greenway issued 2,000,000 shares of its common stock in exchange for 100% of the issued and outstanding common stock of Travel Dynamics. In addition, Greenway changed its name to Travel Dynamics, Inc. in connection with the agreement. The agreement has been accounted for as the reorganization of Travel Dynamics and the acquisition of Greenway at historical cost. The following unaudited pro forma condensed consolidated balance sheet has been prepared to present the consolidated financial position of Travel Dynamics as though the agreement had been consummated on August 31, 1998. On July 31, 1998, the assets and liabilities of Travel Dynamic L.L.C. were transferred to Travel Dynamics. Travel Dynamics L.L.C. was formed and began doing business on March 1, 1998. The following unaudited pro forma condensed consolidated statement of operations has been prepared to present the operations of the consolidated companies for the six months ended August 31, 1998 assuming the agreement had been completed on March 1, 1998.

The following financial information was derived from, and should be read in conjunction with the separate historical financial statements of Greenway included in its annual report to shareholders on Form 10-KSB for the year ended June 30, 1998, and the financial statements of Travel Dynamics and Travel Dynamics, L.L.C. and the related notes to those financial statements which are included elsewhere herein. The unaudited condensed pro forma consolidated balance sheet and statement of operations have been included herein for comparative purposes only and do not purport to be indicative of the results of operations which actually would have been obtained had the agreement been completed on August 31, 1998 or March 1, 1998, or the results of operations which may be obtained in the future. In addition, further results may vary significantly from the results reflected in these pro forma financial statements.

                              TRAVEL DYNAMICS, INC.
                   UNAUDITED CONDENSED PRO FORMA CONSOLIDATED
                                  BALANCE SHEET
                                 AUGUST 31, 1998

                                      Greenway
                                      Enviorn-
                          Travel       mental         Pro
                         Dynamics      System        Forma            Pro
                           Inc.         Inc.      Adjustments        Forma
                        ---------   -----------  -------------  ---------------

                                        ASSETS
Current assets
   Cash                 $  78,872   $         10  $         -  $        78,882
   Inventory               28,035              -            -           28,035
   Related party
    receivable              3,500         10,000            -           13,500
   Prepaid rent             7,600              -            -            7,600
   Deposits and retainers  12,250              -            -           12,250
                        ---------   ------------  -----------  ---------------

      Total Current
       Assets             130,257         10,010            -          140,267
                        ---------   ------------  -----------  ---------------

Property and Equipment     41,277              -            -           41,277
   Less accumulated
    depreciation             (375)             -            -             (375)
                        ---------   ------------  -----------  ---------------

      Net Property and
       Equipment           40,902              -            -           40,902
                        ---------    -----------  -----------  ---------------

Intangible Assets         329,039              - (B) (207,382)         121,657
                        ---------   ------------  -----------  ---------------

Total Assets            $ 500,198   $          -  $  (207,382) $       302,826
                        =========   ============  ===========  ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable     $  92,986   $          -  $         -  $        92,986
   Note payable             1,000              -            -            1,000
   Accrued liabilities        244              -            -              244
   Deferred revenue       114,615              -            -          144,615
                        ---------   ------------  -----------  ---------------

      Total Current
       Liabilities        208,845              -            -          208,845
                        ---------   ------------  -----------  ---------------

Stockholders' Equity
   Common stock               855          1,239 (A)    1,145            3,239
      Additional
       paid-in-capital    344,160        173,158 (A) (165,532)         351,786
   Accumulated deficit    (53,662)      (164,387)(A)  164,387
                                                 (B) (207,382)        (261,044)
                        ---------   ------------  -----------  ---------------

      Total Stockholders'
       Equity             291,353         10,010     (207,382)          93,981
                        ---------   ------------  -----------  ---------------

Total Liabilities and
 Stockholders' Equity   $ 500,198   $    410,010  $  (207,382) $       302,826
                        =========   ============  ===========  ===============

     Notes to the Unaudited Condensed Pro Forma Consolidated Statements are
                             Presented on page F-5

                              TRAVEL DYNAMICS, INC.
                   UNAUDITED CONDENSED PRO FORMA CONSOLIDATED
                             STATEMENT OF OPERATIONS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 1998

                                           Greenway
                     Travel      Travel    Environ-                   Pro
                    Dynamics    Dynamics    mental     Pro Forma     Forma
                     L.L.C.       Inc.     Systems    Adjustments   Results
                   ---------   ---------  ----------   ---------  ----------

Sales              $  239,915  $  97,555  $        -   $       -  $  337,470
Cost of sales         168,577     49,877           -           -     218,454
                   ----------  ---------  ----------   ---------  ----------
Gross profit           71,338     47,678           -           -     119,016

Selling expense        50,429     18,433           -           -      68,862
Administrative
 expense               63,558     39,968      89,990 (B)  58,022
                                                     (C) (73,975)    177,563
                   ----------  ---------  ----------   ---------  ----------

Loss from operations  (42,649)   (10,723)    (89,990)     15,953    (127,409)
Other income                -        660           -           -         660
                   ----------  ---------  ----------   ---------  ----------

Net loss before
 income tax           (42,649)   (10,063)    (89,990)     15,953    (126,749)
Income taxes                -         50           - (C)     (50)          -
                   ----------  ---------  ----------   ---------  ----------
Net Loss           $  (42,649) $ (10,113) $  (89,990)  $   16,003 $ (126,749)
                   ==========  =========  ==========   ========== ==========

Basic Loss per Common Share                                       $    (0.04)
                                                                  ==========

Weighted average number of
 common shares used in per
 share calculation                                                 3,238,969
                                                                  ==========

     Notes to the Unaudited Condensed Pro Forma Consolidated Statements are
                              presented on page F-5

                              TRAVEL DYNAMICS, INC.
                     NOTES TO PRO FORMA FINANCIAL STATEMENTS

  A  -  On June 30, 1998,  Greenway had  1,238,969  common  shares  outstanding.
        Travel Dynamics had common shares outstanding of 855,000. As part of the agreement, Greenway exchanged 2,000,000 shares of its common stock for all of the outstanding common shares of Travel Dynamics and changed its name to Travel Dynamics, Inc. As a result of the agreement, Travel Dynamics, Inc. had 3,238,969 common shares outstanding. The agreement has been accounted for as the reorganization of Travel Dynamics and the acquisition of Greenway using the purchase method of accounting. Greenway did not have any operations and had only nominal assets at the date of the agreement. Accordingly, the acquisition of the assets of Greenway were recorded at their historical costs. The results of the operations for Travel Dynamics, L.L.C. and for Travel Dynamics, Inc. are for the six months and the one month ended August 31, 1998, respectively.

  B - The assets and liabilities of Travel Dynamics, L.L.C. were transferred to Travel Dynamics, Inc. on July 31, 1998 at their historical costs. Travel Dynamics L.L.C. had capitalized and transferred preoperating expenses of $58,022 net of accumulated amortization of $6,354 to Travel Dynamics, Inc. In addition, Travel Dynamics, Inc. had capitalized $149,360 of expenses associated with the agreement with Greenway. These capitalized costs were charged to operations at the date of the reorganization. However, the $149,360 expenses associated with the agreement with Greenway were non-recurring expenses directly attributed to the agreement and are therefore excluded from the pro forma statement of operations.

  C - The historical operations of Greenway are for the year ended June 30, 1998. Expenses of $57,975 were incurred for services in finding and completing the reorganization with Travel Dynamics, were non-recurring and have been eliminated from the pro forma results of operations. In addition, approximately $16,000 of Greenway's expenses which related to the six months ended December 31, 1997 and $50 of income taxes of Travel Dynamics, Inc. have also been eliminated from the pro forma results of operations. There were no material expenses incurred by Greenway during the two months ended August 31, 1998 which were excluded due to Greenway reporting its operations through June 30, 1998.