Form 10KSB/A
period 1998-06-30
TRAVEL DYNAMICS INC
filed 1998-10-23
CIK 831904

AMENDED FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

                    FOR THE FISCAL YEAR ENDED: June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 1998, the Registrant had outstanding approximately 24,159,895 shares of common stock ($.001 par value). As of the date of this filing, and pursuant to a reverse split and reorganization, the Company has outstanding 4,040,080 shares.

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 24.

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

                               NOTICE OF AMENDMENT
                               ===================

         The Company's retained Edgar Filer inadvertently filed a draft copy of this Form 10-KSB on Thursday October 15, 1998 as a non-test filing. Primarily, such filing did not contain, either in its narrative or accounting sections, a description of the Consulting Agreement with Mackenzie- Shea. THAT PRIOR FILING SHOULD BE FULLY DISREGARDED.

                                     PART I.
                                     -------

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

         As a start-up entity, TDI does not have any significant operating history and has completed its initial set of audited financials from the date of inception on March 31, 1998 through August 31, 1998 as a part of this 10-KSB Report. Since under the terms of the Reorganization, Travel Dynamics has become a wholly owned operating subsidiary of the parent company, Travel Dynamics, Inc. the Company will report all future financial statements on a consolidated basis.

         For its initial month of operation, in August 1998, Travel Dynamics realized total revenues of approximately $97,555, had cost of sales of $49,877 operating expenses at $58,401; thereby incurring a net loss of ($10,113) for the one month period ending August 31, 1998.

         The Company sells its basic travel package, known as the T-1 product, to a distribution base of individual entrepreneurs (contractors) who then redistribute the products to the retail market. The Company also provides seminar packages that are known as the T-2 and T-3 packages which the individual entrepreneurs may also purchase. These packages are businessbuilding seminars that combine premium travel experiences with motivational and business success training.

         On September 29, 1998, TDI signed a definitive Reverse Acquisition Agreement with Greenway Environmental Systems, Inc. to complete the reverse acquisition, as generally described above. The intent and essence of the reverse acquisition was that TDI would become a wholly owned subsidiary of its parent company Greenway, which would then change its name to Travel Dynamics, Inc. It is intended that the TDI subsidiary will change its name to Travel Dynamics Services, Inc. or some similar derivation of that name, to distinguish it from its parent entity. Pursuant to the reverse acquisition, TDI Services became the wholly owned subsidiary of Greenway, which then changed its name to Travel Dynamics, Inc. of record. The TDI corporation was allowed to nominate and elect, by majority shareholder consent under Nevada Law, a new Board of Directors, as described below, who then appointed new officers and who accepted the resignation of the prior management of Greenway/TDI. The business purpose of the reverse acquisition was to create an active business in the Company and to move its principal place of business to Scottsdale, Arizona. The Company is completing these transitional requirements concurrently with the filing of this 10-KSB Report.

         A further requirement for the reverse acquisition was a reverse split of all of the issued and outstanding shares of Greenway/TDI on a 19.5:1 reverse split ratio. Accordingly, of the approximately 24,159,895 issued and outstanding shares of Greenway/TDI existing prior to the execution and closing of the Reverse Acquisition Agreement, there is now issued and outstanding 4,040,080 reverse split shares. Of these shares, approximately 811,072 are held by prior shareholders of Greenway, excluding management. Fifteen thousand shares are held by prior management of Greenway, 400,000 shares are held by Mr. Andrew Limpert, with certain subsequent assignments to Mr. Dennis Madsen and others. Mr. Limpert provided the interim financing through Mr. Madsen as previously described. Ten thousand shares were issued to satisfy historical reorganizational costs. Two million shares were issued to the prior shareholders of TDI. Mr. Piccolo, the new President, has received 400,000 shares as part of an employment agreement. A consulting firm to the company Mackenzie-Shea, Inc. has received 404,008 shares. This resulting reverse split share allocation is set-out graphically below:


[GRAPHIC OMITTED]

                     SHARE ALLOCATION AFTER REORGANIZATION
                     -------------------------------------

49.50%               Prior TDI Shareholders
20.08%               Prior Greenway Public Shareholders
10.00%               Mackenzie-Shea
 9.90%               Limpert & Assigns
 9.90%               James Piccolo
 0.25%               Reorganization Shares
 0.37%               Greenway Prior Mgt.


         The essential terms of the reverse acquisition agreement can be outlined as follows:

         1. The Company changed its name of record from Greenway Environmental Systems, Inc. to Travel Dynamics, Inc. This action, requiring shareholder approval, was adopted under Nevada Law by majority shareholder consent. The change has been filed of record. The operating subsidiary will become known as Travel Dynamics Services, Inc.

         2. A new Board of Directors was elected as nominated by Travel Dynamics, Inc. The new Board was elected by majority shareholder consent and consists of the following individuals who are more particularly described under the management section of this 10-KSB Form:

         A.       James Piccolo
         B.       Brian K. Service
         C.       Thomas (Tom) Dennis
         D.       Gary Davies
         E.       Thomas Vergith

         3. The shareholders confirm the exchange of shares by which the Company received from the prior owners of TDI all of its issued and outstanding stock, (855,000 shares), for approximately 48% of the issued and outstanding reverse split shares of Greenway/TDI, being two million shares.

         4. Affirmed the Board of Directors' decision in completing a reverse split of all issued and outstanding shares prior to the Reorganization on a nineteen and one half to one reverse split share basis (19.5:1).

         5. The Agreement further provided that all debts and obligations of Greenway Environmental Systems, as part of the reverse acquisition, will be fully paid and discharged.

         6. Management will assume the responsibility for completing all required filings under the Securities and Exchange Act of 1934 (the Act) and will attempt to have the shares of the Company qualified for limited over the counter trading on the electronic bulletin board or pink sheets by one or more licensed members of the National Association of Securities Dealers (NASD).

         7. The place of operations of the business was changed to the prior principal business location of Travel Dynamics Services in Scottsdale, Arizona with the Company to assume, as its sole operations, the form of business presently conducted by Travel Dynamics in the sale and marketing of travel services and leisure travel packages. In this regard, it is anticipated that the acquired operating subsidiary will most likely change of record its name from Travel Dynamics, Inc to Travel Dynamics Services, Inc. to reflect its change in relationship to the parent entity who has acquired the Travel Dynamics name.

B.       ANTICIPATED BUSINESS ACTIVITIES OF THE
         REORGANIZED COMPANY AND LIMITATIONS

         It is reasonably anticipated that the sole operating business of the Company will be the business which was brought to the reorganized Company by the acquired operating subsidiary, Travel Dynamics Services, Inc., and as generally described above. It should be noted, again, that Travel Dynamics is essentially a start up entity having been formed and commencing operations in August, 1998 and has not had a significant operating history or record. It is, however, presently and actually engaged in its intended business activity of marketing travel packages and services, including seminars, on a direct sales basis. The Company notes that it has generated revenues for essentially the first full month of operation in August 1998 as set-out in the attached and incorporated initial audited accounting statements for the acquired entity and will reasonably anticipate continuing revenues with potential profitability by the projected second or third month of operations, though no warranty or assurance of profitability can be made.

         The Company employs four persons as full time employees of the Company, three of whom are the President, Secretary Treasurer and Vice President. The Company has no part time employees. Salaries and wages for the first initial month of operations were $6,032, but it is projected that salaries and wages after full implementation and operation of the intended business would increase to approximately $30,000 dollars per month through the end of the year. The Company does not believe it can reasonably project salary or other overhead expenses beyond the end of the year, but anticipates that they will increase as the Company's need for additional employees, services and space requirements grow.

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

         The Board of Directors of the wholly owned subsidiary consist of James Piccolo, Brian Service, Thomas Dennis, Thomas Vergith and Gary Davies who are also members of the Board of Directors of the parent, Travel Dynamics, Inc. and whose biographical information is more fully set-out below. The principal officers of the operating subsidiary consist of James PiccoloPresident, John Piccolo-Vice President and Melinda Fehringer-Secretary/Treasurer, who are also the principal officers of the parent, Travel Dynamics, Inc.

         The Board of the Parent Corporation is still considering whether, in the future, the Company may elect to complete a short form merger between the parent and the subsidiary, though no present decision to complete such a final reorganizational step has been decided or approved.

         Since operational inception in July, 1988, the acquired Company has held four seminars for training independent agents in direct marketing techniques. It would anticipate holding an additional seminar prior to the end of the calendar year 1998.

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

         The Company further notes that it does not, at this time, meet listing requirements for the NASD SmallCapital Market Listing, or of any known exchange. The Company does not anticipate that it would be qualified for any such listing for the foreseeable future. Further, the Company has only a very limited amount of its currently issued and outstanding stock which is presently registered or otherwise qualified for public trading. The Company would estimate, at present, there are approximately 920,000 shares constituting only 22% of the issued and outstanding shares which are free-trading or may be qualified for free trading under Rule 144. All other outstanding shares have not been registered and are restricted shares which can only be sold pursuant to a subsequent registration or exemption from registration pursuant to further holding periods, principally Rule 144. All shares issued pursuant to the reorganization on September 29, 1998 are anticipated to become available for future trading pursuant to Rule 144. The Company may also consider a registration of some of its outstanding shares, though no decision has been made. The fact that the Company has a very limited number of shares available for current public trading means that the volatility of the Company's share price may be exaggerated by the limited number of shares available in any trading market. It is also difficult to project, at the present time, if a public market can be created for the Company's shares and at what price the shares may trade.

C.       REMUNERATION
         ------------

         The employees of the Company have received an aggregate remuneration of $6,032 dollars to date. The three full-time officers and the consultant will receive annual compensation as more fully set-out under the compensation tables in the management section of this Report. Board members are not directly paid any remuneration, but do receive a "per diem" of $1,000 dollars per meeting. Outside directors are also the recipients of a three year option package with the Company. The package consists of options to acquire 100,000 shares by each director over three years at an exercise price of $0.10/share to be exercised in five years. Vesting is as follows: 25,000 on appointment, 25,000 per year for up to three years on the anniversary of appointment.


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

E.       GOVERNMENT REGULATION
         ---------------------

         The Company does not anticipate it is subject to any direct, governmental regulations, except as a Reporting Company under Section 15(d) of the Act, it will be required to report significant events to the SEC, as well as to file quarterly 10-QSB and annual 10-KSB Reports, such as the within report. The Company will also have annual reporting requirements to its domicile state, Nevada. The Company will be, like most commercial enterprises, subject to filing of various tax returns with the Internal Revenue Service (IRS) and potentially other state taxing agencies. There may be other standard customary governmental regulations applicable to various aspects of the Company's business, such as those imposed by the Federal Trade Commission (FTC), Occupational Health and Safety Administration (OSHA), Department of Labor and similar type regulatory agencies.

F.       PATENTS, LICENSES & PROPRIETARY RIGHTS
         --------------------------------------

         The Company is the developer of a proprietary software which is used in the marketing of its travel packages as well as employed to audit and account for independent agents selling the Company's products and services. This software is not protected by copyright.

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

H.       PRODUCT PRICING & RELATED MATTERS
         ---------------------------------

         The Company's only revenues are presently derived from the sale of various different travel packages. As noted above, these are marketed through a direct sales marketing activity in which the Company presently has a customer base of approximately 2,000 independent resellers. The Company also markets directly through a web site location: "traveldynamics.org". The price for the basic travel packages sold by the Company averages $295. From the sale of a typical travel package, the Company estimates its average gross margin, after all costs of sales, at 49% with an average net margin of 27%. The Company has arbitrarily priced its products at what it believes to be a fair discount to similar types of travel packages which may obtained through independent agents. The typical package contains round trip air, hotel, car rental and discount tickets to various attractions or events at the place of destination. The Company obtains the packages of travel services from the original vendors at a discount to typical market prices, because of its nationally distributed reseller base the volume purchasing power this relationship generates, and because the times and dates of travel are frequently during off-peak periods.

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

                               OFFICERS/DIRECTORS
                               ------------------

                                                      FULL OR
NAME                     AGE     POSITION             PART TIME
=====================  ========  ===================  ===================
JAMES                     41     President/CEO        FULL
PICCOLO                          Director
---------------------  --------  -------------------  -------------------
BRIAN K.                  50     Director/            N/A
SERVICE                          Consultant
---------------------  --------  -------------------  -------------------
THOMAS (TOM)              51     Director             N/A
DENNIS
---------------------  --------  -------------------  -------------------
GARY DAVIES               53     Director             N/A
---------------------  --------  -------------------  -------------------
THOMAS                    38     Director             N/A
VERGITH
---------------------  --------  -------------------  -------------------
MELINDA                   22     Secretary/Treas      FULL
FEHRINGER                        urer
---------------------  --------  -------------------  -------------------
JOHN P.                   34     Vice President       FULL
PICCOLO
=====================  ========  ===================  ===================


                       Options, Warrants or Similar Rights
                       -----------------------------------

                  The Company has no outstanding warrants or option rights except for an option granted to the President, Mr. James Piccolo, under an executive compensation agreement, and the director options as described above. As briefly noted above, Mr. Piccolo has a vested option to purchase 200,000 shares of common stock of the Company at the exercise price of ten cents per share ($0.10/share) during each year of the term of his executive compensation agreement with the Company. The initial term of the agreement, and thereby the options, is for three years commencing October 1, 1998. After the initial three years, the employment term is terminable upon the mutual agreement of Mr. Piccolo and the Company or upon termination for cause, disability or other specific events as more explained under the executive compensation provisions following. As a result, it should be understood that the option provision as to Mr. Piccolo is not presently determinable and Mr. Piccolo could exercise an option for 200,000 shares on an annual basis for an indefinite period of time under the existing employment contract.

         The directors are each entitled to acquire up to 100,00 shares by an option exercisable at $.10/share for five years. The option right vests at the rate of 25,000 shares on appointment and an additional 25,000 per year for each full year of service thereafter up to 75,000 additional shares.

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

                   Transactions and Agreement with Consultant
                   ------------------------------------------

         The Company entered into a definitive Consulting Agreement with a firm known as Mackenzie-Shea, Inc. of San Francisco, California (the "Consultant") effective October 19, 1998.
The essential terms of this agreement are as follows:

         Services Provided By Mackenzie-Shea:
         ------------------------------------

                  (1) Locate a suitable public acquisition company, presumably discharged upon closing of the Reorganization with Greenway, now known as TDI.

                  (2)  Assist  the   reorganized   company  (TDI)  with  seeking
additional business relationships or services.

                  (3) Advise the Company in locating and negotiating terms for acquiring subsequent capital through public or private sources.

         Consideration to Mackenzie-Shea:
         --------------------------------

                  (1) Five thousand dollars ($5,000) non-refundable retainer, as paid.

                  (2) Forty thousand dollars ($40,000) earned upon closing of the Reorganization Agreement between Greenway/TDI and to be paid December 1, 1998.

                  (3) A monthly consulting fee of ten thousand dollars per month ($10,000\month) for twenty-four (24) consecutive months. This fee will accrue for October and November, 1998 and be payable December 31, 1998. The monthly fee for December, 1998 will also be due and payable on that date and on the first day of each succeeding month thereafter for 21 months.

                  (4) Payment of certain necessarily incurred costs, including potentially legal and accounting fees, with a "cap".

                  (5) Issuance of TDI Shares to Mackenzie-Shea equal to ten per cent (10%) of all issued and outstanding shares (preferred and common) of the Company on a fully diluted basis, including shares issued pursuant to the exercise of all stock options or other rights. This percentage shall remain in force and effect and require the issuance of additional shares, until the Company has received five million dollars ($5,000,000) in post-Reorganization capitalization. At present the Company has determined and issued to the Consultant 404,008 shares. This amount will necessarily increase as a result of any subsequent shares issued by the Company, until the five million capitalization level is achieved, if at all. Further the percentage to the Consultant must be preserved in any future merger, acquisition or reorganization occurring within the next three years.

                  (6) The Consultant is entitled to registration rights on all shares issued to it. This right includes the right of the Consultant to require registration upon demand at anytime after nine months from the date of the Agreement on October 19, 1998 and to "piggyback" (join in) any registration otherwise undertaken by the Company and require the registration of the Consultant's shares as part of that registration..

                  The Consultant's stock rights, fees and costs will have a substantial dilutive impact on earnings and share valuations in the Company and to its other shareholders. Any shareholder wishing to review the actual Consulting Agreement may obtain a copy by contacting management.


ITEM 2.  PROPERTIES
-------------------

                  The Company's present facilities are a leasehold at 7525 East Camelback Road, Suite 202, Scottsdale, Arizona 85251, consisting of approximately 1,500 square feet of lease space. The Company retains this property on a 5 month lease with no rights of renewal. In addition, the Company has tangible and intangible personal property valued at approximately $543,747 as detailed above and in the Financial Statements.


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


                                    PART II.
                                    --------

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  ----------------------------------------------------------
MATTERS
-------

                  As noted above, the Company has no present trading markets for its securities and no warranty or assurance can be given that any will develop. The Company, upon the filing of this 10-KSB, intends to approach one or more broker dealers with the proposal to request a listing of the Company's stock; and, if successful, would anticipate that the Company's stock would trade on the Electronic BulletinBoard or Pink Sheets until such time, if at all, that the Company is qualified for NASD SmallCap Listing.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

                  A.       Liquidity and Capital Resources
                           -------------------------------

         Management notes that all foreseeable revenues to be generated for the Company will be from its operating subsidiary Travel Dynamics Services, Inc. Travel Dynamics, Inc. is essentially a start up entity which, prior to the term of the Reorganization, has had only one month of operations by its Subsidiary. Accordingly, all of the following discussions must be considered as limited due to the fact that the Company does not have a sufficient operating period of time in which to make reasonable judgments as to its operations or future operations and revenues.

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

                  B.       Results of Operations
                           ---------------------

         As noted above, the operating Company has only completed one month of operations and does not believe that such initial month can be used as indicative of projected financial performance. During this initial month of operations, the Company had total sales of $97, 555. The cost of sales were $49,877, but management reasonably believes that certain of the initial costs of sales were one time items related to start up which will not be incurred in subsequent months. Operating expenses were approximately $58,401 which includes other start up costs some of which should not be replicated in ensuing months. As a result, management projects, but cannot warrant, that the Company should obtain profitability within the second or third month of operations. The August 31, 1998 financial statements indicate a retained loss of ($10,113).

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

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

         See attached audited Financial Statements dated August 31, 1998 for Travel Dynamics, Inc.; the June 30, 1998 audited Financial Statements for Greenway Environmental Systems, Inc.; and the pro forma unaudited consolidated presentment dated August 31, 1998.

         It is intended that the Company will continue to retain the services of Hansen, Barnett and Maxwell of Salt Lake City, Utah, as its independent auditors for the foreseeable future. Hansen, Barnett and Maxwell acted as the auditors for Greenway Environmental Systems, Inc.


                                    PART III.
                                    ---------

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


JAMES PICCOLO  - DIRECTOR - (President and CEO)
Age: 41
                  Mr. Piccolo currently resides with his family in Scottsdale, Arizona. Mr. Piccolo obtained a BS Degree in Business Management from the University of Nebraska in 1984. Mr. Piccolo has primarily been engaged in mail order businesses and consulting for mail order businesses and products for most of his professional business life. He served as the president for several large mail order companies from approximately May, 1987 to July, 1994; including Hot Tops, Inc, Special Effects, Inc., American Innovative Manufacturing and International Sport Truck Association.Hot Tops, Inc. was the first national mass distributor of convertible conversions for sport trucks. Mr. Piccolo was co-founder of International Sports Truck Association and has long been regarded as an innovator and visionary in the mass marketing area.


BRIAN K. SERVICE - DIRECTOR -
Age: 50
                  Mr. Service is a New Zealand Citizen, but currently resides in California. Mr. Service was a Chemical Engineering graduate of the University of

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


GARY DAVIES -- DIRECTOR
Age: 53
                  Mr. Davies currently resides in Scottsdale, Arizona. Mr. Davies attended Brown University in 1968 where he pursued studies in math and physics and subsequently presented technical papers in these disciplines. Mr. Davies has been involved as a consultant or principal in various securities transactions involving public offerings and mergers and acquisitions. His clients in various securities offering matters have included Solitron Devices, Inc.; General Instrument Corporation; Bendix Corporation; Greyhound Corporation; Bliss and Laughlin Industries; and Gulf and Western. He was a founder of and currently acts as corporate secretary to Mezzanine Capital Ltd., a "closed end" investment company in Bermuda, with Bermuda Trading symbol "MEZZ BII." Mr. Davies is also on the Board of Directors of Xtranet Systems, Inc. a software developer for the gaming industry.


THOMAS VERGITH - DIRECTOR
Age: 38
                  Mr. Vergith resides in Scottsdale, Arizona. Mr. Vergith received a BS/BA in Economics from the University of Nebraska in 1982 and a JD Degree from Creighton University in 1986. Mr. Vergith is currently assistant counsel for Scottsdale Insurance Company and a member of the Arizona Bar.

JOHN P. PICCOLO - VICE PRESIDENT
Age: 34
                  Mr. Piccolo currently resides in Phoenix, Arizona. Mr. Piccolo attended Mid-Plains Community College and was a graduate of the Emery School of Aviation in 1985 and the Sawyer School of Aviation in 1985. Mr. Piccolo serves as the Vice President of Travel Dynamics. Prior to his affiliation with Travel Dynamics, Mr. Piccolo was employed by Target Mail, a company engaged in direct mail processing, Global Prosperity, and Metropolitan Financial as a financial document administrator. Mr. Piccolo has spent approximately the last ten years in the aviation industry as a commercial pilot and instructor.


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


                                             Annual Base        Other Annual
Name of Officer        Position              Compensation       Consideration1
---------------        --------              ------------       --------------
James Piccolo          President and         $250,000 per       See Below
                       CEO                   annum
---------------        --------              ------------       --------------
John P. Piccolo        Vice                  $60,000/yr         See Below
                       President
---------------        --------              ------------       --------------
Melinda                Secretary/            $42,500/yr         See Below
Fehringer              Treasurer
---------------        --------              ------------       --------------
Brian K. Service       Consultant            $24,000/yr.        See Below

1Officers also receive standard medical/dental benefits.

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

                             DIRECTORS AND OFFICERS

                                                                       Percent
                                                        Shares            of
Name & Address              Position                    Owned           Shares         Option Rights
-----------------------------------------------------------------------------------------------------
James Piccolo               Director/President         400,000           9.8%           Undetermined
                                                                                       Up to 200,000
Scottsdale, AZ                                                                          per year for
                                                                                         employment
                                                                                           term.1
-----------------------------------------------------------------------------------------------------
Brian Service               Director                      0                            Up to 100,0002

San Francisco, CA
-----------------------------------------------------------------------------------------------------
Thomas (Tom) Dennis         Director                      0               0            Up to 100,000

Atlanta, Georgia
-----------------------------------------------------------------------------------------------------
Gary Davies                 Director                      0               0            Up to 100,000

Scottsdale, AZ
-----------------------------------------------------------------------------------------------------
Thomas Vergith              Director                      0               0            Up to 100,000

Scottsdale, AZ
-----------------------------------------------------------------------------------------------------
John P. Piccolo             Vice President                0               0                  0

Phoenix, AZ
-----------------------------------------------------------------------------------------------------
Melinda Fehringer           Secretary/                    0               0                  0
                            Treasurer
Chandler, AZ
-----------------------------------------------------------------------------------------------------
OFFICERS AND                N/A                        400,000           9.8%
DIRECTORS
AS A GROUP
(Individuals)
-----------------------------------------------------------------------------------------------------

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

                       OTHER SHAREHOLDERS HOLDING OVER 5%


NAME OF SHARE-HOLDER                     NO. OF                 PERCENT OF
                                         SHARES                OUT-STANDING1
==============================  ======================== =======================
Beverly Kasbeer                         725,145                    22.4%
------------------------------  ------------------------------------------------
Mackenzie-Shea, Inc.1                   404,008                     10%
------------------------------  ------------------------------------------------
Esteem Corporation.2                    304,807                    9.4%
------------------------------  ------------------------------------------------
Yorkton Ltd3                            287,180                    8.9%
------------------------------  ------------------------------------------------
Eli Datesh                              233,918                    7.2%
------------------------------  ------------------------------------------------
Bob Snyder                              233,918                    7.2%
------------------------------  ------------------------------------------------
Jim Sheidell                            233,910                    7.2%
------------------------------  ------------------------------------------------
Alan Guy Jontz                          200,000                    6.2%
------------------------------  ------------------------------------------------
Target Mail, LLC4                       163,030                    5.0%
==============================  ======================== =======================

1The Mackenzie-Shea shares will increase as other shares are issued to maintain its relative ten percent (10%) share. See more detailed description of Mackenzie-Shea rights comencing on page 14.

2Esteem Corporation is an Arizona corporation engaged in marketing and of which 100% of the issued and outstanding shares are owned by the Mother of the President, Mary Pat Piccolo.

3Yorkton Ltd. was the only prior Greenway shareholder holding in excess of 5% of the issued shares. Mr. Limpert who was issed 400,000 shares has subsequently assigned most of those shares and retains only 100,000.

4Target Mail LLC is an Arizona limited liability company engaged in direct marketing; Target is 100% owned by Beverly Kasbeer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

                  Prior to the formation of the reorganized company, Mr. John Piccolo was the principal owner and proprietor of a similar limited liability company which commenced business in May, 1998. The Travel Dynamics, LLC sold its assets and assigned its obligations to the operating company, Travel Dynamics, Inc. in July, 1998. The corporate entity was acquired by Greenway and is now to be known as Travel Dynamics Services, Inc. No outstanding rights or interests were afforded Mr. John Piccolo other than his employment as Vice President described above. It should also be noted that Mr. Dennis Madsen acted as the finding and reorganization agent for the parent Company (Greenway) for the past several years and was primarily responsible for representing Greenway Environmental Systems in the reverse acquisition which has been reported in this Report. As a result of such participation, Mr. Madsen was to receive certain shares upon the successful completion of the reorganization. Mr. Madsen will participate in those shares issued to Mr. Limpert, as previously disclosed. There were no other related party transactions known to management of the Company. Mr. Limpert retains 100,000 shares in consideration for making loan proceeds available to Greenway in 1997. Mr. Jontz, listed above, is a holder of 200,000 shares obtained from Mr. Limpert.

                                    PART IV.
                                    --------

ITEM 14.  ATTACHED EXHIBITS
---------------------------

                                 Financials....
                                 --------------

                  (A) See attached August 31, 1998 audited start up financials for Travel Dynamics, Inc; and Travel Dynamics, LLC, as the asset transferor to the acquired Company.

                  (B) See attached June 30, 1998 audited financials for Greenway Environment Systems, Inc.

                  (C) See unaudited pro forma August 31, 1998 consolidated financials.

                               Other Exhibits....
                               ------------------

                  (D)      Current By-Laws - Attached.

                  (E)      Certificate   of   Incorporation   and  Amendments  -
                           Previously Filed.

                  (F) Reverse Acquisition Agreement - Concurrently Filed with 8-K.

                  (G)      8-K dated October 14, 1998 - Concurrently Filed.

                  (H)      Certificate   of   Amendment  of  Name  in  Nevada  -
                           Attached.

                  (I)      Board Minutes Pertaining to Reorganization.

                  (J)      Majority Shareholder Consent.

         DATED this 21st day of October, 1998.


                                 |s| James Piccolo
                                 --------------------------------------------
                                 James Piccolo
                                 Director/President/CFO
                                 Date: 10/21/98


                                 |s| Brian K. Service
                                 --------------------------------------------
                                 Brian K. Service
                                 Director
                                 Date: 10/21/98


                                 |s| Thomas Vergith
                                 --------------------------------------------
                                 Thomas Vergith
                                 Director
                                 Date: 10/21/98


                                 |s| Melinda Fehringer
                                 --------------------------------------------
                                 Melinda Fehringer
                                 Secretary/Treasurer
                                 Controller and Principal Accounting Officer
                                 Date: 10/21/98

                              TRAVEL DYNAMICS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----

Travel Dynamics, Inc.
   Independent Auditor's Report. . . . . . . . . . . . . . . . . . .  F-8
   Balance Sheet - August 31, 1998 . . . . . . . . . . . . . . . . .  F-9
   Statement of Income and Retained Earnings For the One Month Ended
     August 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . .  F-10
   Statement of Cash Flows For the One Month Ended August 31, 1998 . F-11 Schedule of Expenses For the One Month Ended August 31, 1998. . . F-12
   Notes to Financial Statements . . . . . . . . . . . . . . . . . .  F-13

Travel Dynamics, L.L.C.
   Independent Auditor's Report. . . . . . . . . . . . . . . . . . .  F-17
   Balance Sheet - August 31, 1998 . . . . . . . . . . . . . . . . .  F-18
   Statement of Income and Members Equity For the Six Months Ended
     August 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . .  F-19
   Statement of Cash Flows For the Six Months Ended August 31, 1998. F-20 Schedule of Expenses For the Six Months Ended August 31, 1998 . . F-21
   Notes to Financial Statements . . . . . . . . . . . . . . . . . .  F-22

                              TRAVEL DYNAMICS, INC.
                             (A NEVADA CORPORATION)

                              FINANCIAL STATEMENTS
                                    (Audited)

                       For The Month Ended August 31, 1998


                                 TESS L. RIDGWAY
                           CERTIFIED PUBLIC ACCOUNTANT
                               5151 N. 16TH STREET
                               PHOENIX, AZ. 85016

                              TRAVEL DYNAMICS, INC.
                             (A Nevada Corporation)

                              FINANCIAL STATEMENTS
                                    (Audited)

                          INDEPENDENT AUDITOR'S REPORT


  Board of Directors
  Travel Dynamics, Inc.
  7525 East Camelback, Suite 212
  Scottsdale, AZ 85251

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Travel Dynamic, Inc. as of August 31, 1998, and the results of its operations and its cash flows for the month then ended in conformity with generally accepted accounting principles.



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

  NOTE     6.  ACQUISITION  OF TRAVEL  DYNAMICS  L.L.C.:
           ---------------------------------------------
           On July 31, 1998, the Company purchased the assets and liabilities of Travel Dynamics, L.L.C. (the L.L.C) (a related party), based on the L.L.C.'s audited financial statement for the six month period ending August 31, 1998 (the L.L.C. had commenced business in March 1998). The historical cost of the assets and liabilities transferred was as follows:

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

                      GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                        (A Development Stage Enterprise)




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUTANTS
                                      AND
                              FINANCIAL STATEMENTS





                             June 30, 1998 and 1997
                       and for the Cumulative Period from
               Inception (January 26,1989) Through June 30, 1998



                           HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                     GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                       (A Development Stage Enterprise)


                              TABLE OF CONTENTS


                                                                     Page
                                                                     ----

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


                                      HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 29, 1998

                      GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                        (A Development Stage Enterprises)
                                  BALANCE SHEET
                                  JUNE 30, 1998


                                     ASSETS

Current Assets
  Cash                                                         $      10
  Receivable from shareholder                                     10,000
                                                               ---------
Total Assets                                                   $  10,010
                                                               =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                            $      -
                                                               ---------
Stockholders' Equity
  Common stock - $0.001 par value; 50,000,000 shares
     authorized;  1,236,072 shares issued and outstanding          1,236
  Additional paid-in capital                                     173,161
  Deficit accumulated during the development stage              (164,387)
                                                               ---------
     Total Stockholders' Equity                                   10,010
                                                               ---------
Total Liabilities and Stockholders' Equity                     $  10,010
                                                               =========

   The accompanying notes are an integral part of these financial statements.

                      GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                              Cumulative From
                                                                 January 26,
                                                                 1989 (Date
                                             For the Years      of Inception)
                                             Ended June 30,        through
                                         ---------------------     June 30,
                                           1998        1997          1998
                                         ---------   ---------   ----------
Revenue                                  $       -   $       -   $        -

General and administrative expenses         89,990           -      164,387
                                         ---------   ---------   ----------
Net Loss                                 $ (89,990)  $       -   $ (164,387)
                                         =========   =========   ==========
Basis Loss Per Share                     $   (0.07)  $   (0.00)  $    (0.99)
                                         =========   =========   ===========
Weighted Average Number of Shares
  Outstanding                            1,226,072      46,431       166,040
                                         =========   =========   ===========

   The accompanying notes are an integral part of these financial statements.

                      GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                        (A Development Stage Enterprise)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Deficit
                                                                                     Accumulated     Total
                                                       Common Stock       Additional  During the  Stockholders'
                                                  ----------------------   Paid-In   Development    Equity
                                                    Shares      Amount     Capital      Stage      (Deficit)
                                                  ----------  ----------  ----------  ----------  ----------
Shares issued to acquire Jewel Management
Company, January 26, 1989, $0.29 per share            46,431  $       49  $   14,351  $        -  $   14,397

Net loss for the cumulative period January
26, 1989 through September 30, 1990                        -           -           -     (24,199)    (24,199)
                                                  ----------  ----------  ----------  ----------  ----------
Balance - September 30, 1990                          46,431          49      14,351     (24,199)     (9,802)

Net loss for the cumulative period from
October 1,1990 through June 30, 1990                       -           -           -     (50,198)    (50,198)
                                                  ----------  ----------  ----------  ----------  ----------
Balance - June 30, 1996                               46,431          49      14,351     (74,397)    (60,000)

Net loss for the year ended June 30, 1997                  -           -           -           -           -
                                                  ----------  ----------  ----------  ----------  ----------
Balance - June 30, 1997                               46,431          49      14,351     (74,397)    (60,000)

Shares issued for cash and $10,000 receivable
from a shareholder, August 4, 1997 through
February 28, 1998, $0.09 per share                   314,744         315      26,710           -      27,025

Shares issued for services, July 1, 1997
through June 30, 1998, $0.09 per share               675,200         675      57,300           -      57,975

Shares issued upon conversion of accounts
payable, July 1, 1997, $0.09 per share               174,697         175      14,825           -      15,000

Shares issued to officers for services July
1, 1997, $1.00 per share                              15,000          15      14,985           -      15,000

Shares issued upon conversion of accounts
payable, June 30, 1998, $4.50 per share               10,000          10      44,990           -      45,000

Net loss for the year ended June 30, 1998                  -           -           -     (89,990)    (89,990)
                                                  ----------  ----------  ----------  ----------  ----------
Balance - June 30, 1998                            1,238,969  $    1,239  $  173,158  $ (164,387) $   10,010
                                                  ==========  ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                      GREENWAY ENVIRONMENTAL SYSTEMS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS

                                                                          Cumulative  From
                                                                          January 26, 1989
                                                        For the Years    (Date of Inception)
                                                        Ended June 30,        through
                                                    ---------------------    June 30,
                                                      1998        1997         1998
                                                    ---------   ---------   ----------
  Cash Flows from Operating Activities
     Net loss                                       $ (89,990)  $      -    $ (164,387)
     Depreciation and amortization                          -          -           948
     Compensation expense satisfied with stock         57,975          -        57,975
     Stock issued for services                         15,000          -        15,000
     Legal expense satisfied with stock                     -          -        20,000
     Changes in accounts payable                            -          -        (9,139)
                                                    ---------   ---------   ----------
        Net Cash Provided by Operating Activities     (17,015)         -       (79,603)
                                                    ---------   ---------   ----------
  Cash Flows From Investing Activities
     Net cash acquired in acquisitions                      -           -       22,588
                                                    ---------   ---------   ----------
        Net Cash Provided by Investing Activities           -           -       22,588
                                                    ---------   ---------   ----------
  Cash Flows From Financing Activities
     Proceeds from issuance of common stock            17,025           -       17,025
     Proceeds from issuance of notes payable                -           -       40,000
                                                    ---------   ---------   ----------
        Net Cash Provided by Financing Activities      17,025           -       57,025
                                                    ---------   ---------   ----------
  Net Increase in Cash and Cash Equivalents                10           -           10

  Cash and Cash Equivalents at Beginning of Year            -           -            -
                                                    ---------   ---------   ----------
  Cash and Cash Equivalents at End of Year          $      10   $       -   $       10
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

                         GREENWAY ENVIRONMENTAL SYSTEMS
                        (A Development Stage Enterprises)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

  NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Jewel Management Company, a privately held Utah corporation, and Southern Cross Ventures, a Nevada publically held corporation, were consolidated into Centra Corp., a Nevada Corporation, on January 26, 1989. This legal consolidation resulted in the issuance of 46,431 (post-split)
  shares of Centra Corp.'s common stock. In connection with the legal consolidation, the stockholders approved a quasi-reorganization and $2,180,573 of accumulated deficit were reclassified to additional paid-in capital. The assets and liabilities of Jewel Management Company were recorded in the purchase business combination at historical cost in a manner similar to a pooling of interests.

  On June 24, 1991, Centra Corp. was merged into Greenway Environmental Systems, Inc., a newly-formed Nevada corporation, and all of the outstanding Centra Corp. common stock was exchanged for 46,431 (post-split) common shares of Greenway Environmental Systems, Inc. This transaction was accounted for as the reorganization of Centra Corp. into Greenway Environmental Systems, Inc. at the historical cost of Centra Corp.

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

  The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the years ended June 30:

                                                      1998         1997
                                                  ---------   ---------
     Income tax benefit at statutory rate (34%)   $ (30,597)  $       -
     Change in valuation allowance                   33,567           -
     State benefit net of federal tax                (2,970)          -
                                                  ---------   ---------
     Provision for Income Taxes                   $       -   $       -
                                                  ==========  =========

  NOTE 3 -- COMPENSATION

  On July 1, 1997, members of the Board of Directors were issued 15,000 shares of common stock valued at $15,000, or $1.00 per share, for their services to the Company. In July 1997 the Company entered into an agreement with an individual for his services in finding and completing a merger or acquisition of an operating company. The conditions required for issuance 989,944 shares of common stock were considered met beginning in July 1997. Consideration received by the Company for the issuance of the common stock was $27,025 paid during the year ended June 30, 1998 and in September 1998 and the services of the individual valued at $57,975 based upon the fair value of the common stock on the date the agreement was established.

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

                              TRAVEL DYNAMICS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----

Unaudited Pro Forma Condensed Consolidated Financial Statements. . .  F-2
   Unaudited Pro Forma Condensed Consolidated Balance Sheet -
   August 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
   Unaudited Pro Forma Condensed Consolidated Statements of Operations
     for the Six Months Ended August 31, 1998. . . . . . . . . . . . .F-4
   Notes to the Unaudited Pro Forma Condensed Consolidated
     Financial Statements . . . . . . . . . . . . . . . . . . . . . . F-5

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

The following financial information was derived from, and should be read in conjunction with the separate historical financial statements of Greenway included in its annual report to shareholders on Form 10-KSB for the year ended June 30, 1998, and the financial statements of Travel Dynamics and Travel Dynamics, L.L.C. and the related notes to those financial statements which are included elsewhere herein. The unaudited pro forma condensed consolidated balance sheet and statement of operations have been included herein for comparative purposes only and do not purport to be indicative of the results of operations which actually would have been obtained had the agreement been completed on August 31, 1998 or March 1, 1998, or the results of operations which may be obtained in the future. In addition, further results may vary significantly from the results reflected in these pro forma financial statements.

                              TRAVEL DYNAMICS, INC.
                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                                  BALANCE SHEET
                                 AUGUST 31, 1998

                                      Greenway
                                      Enviorn-
                          Travel       mental         Pro
                         Dynamics      System        Forma            Pro
                           Inc.         Inc.       Adjustments       Forma
                        ---------   -----------   ------------   -------------
                                     ASSETS
Current assets
   Cash                 $  78,872   $         10  $           -  $      78,882
   Inventory               28,035              -              -         28,035
   Related party
    receivable              3,500         10,000              -         13,500
   Prepaid rent             7,600              -              -          7,600
   Deposits and retainers  12,250              -              -         12,250
                        ---------   ------------  -------------  -------------

      Total Current
       Assets             130,257         10,010              -        140,267
                        ---------   ------------  -------------  -------------

Property and Equipment     41,277              -              -         41,277
   Less accumulated
    depreciation             (375)             -              -           (375)
                        ---------   ------------  -------------  -------------

      Net Property and
       Equipment           40,902              -              -         40,902
                        ---------    -----------  -------------  -------------

Intangible Assets         329,039              - (B)   (207,382)       121,657
                        ---------   ------------  -------------  -------------

Total Assets            $ 500,198   $          -  $    (207,382) $     302,826
                        =========   ============  =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable     $  92,986   $          -  $           -  $      92,986
   Note payable             1,000              -              -          1,000
   Accrued liabilities        244              - (D)     45,500         45,744
   Deferred revenue       114,615              -              -        144,615
                        ---------   ------------  -------------  -------------
      Total Current
       Liabilities        208,845              -         45,500        254,345
                        ---------   ------------  -------------  -------------

Stockholders' Equity
   Common stock               855          1,236 (A)      1,145
                                                 (D)        404
                                                 (F)        400          4,040
      Additional
       paid-in-capital    344,160        173,161 (A)   (165,532)
                                                 (D)     60,197
                                                 (E)     21,000
                                                 (F)     59,600        492,586
   Accumulated deficit    (53,662)      (164,387)(A)    164,387
                                                 (B)   (207,382)
                                                 (D)   (106,101)
                                                 (E)    (21,000)
                                                 (F)    (60,000)      (448,145)
                        ---------   ------------  -------------  -------------
      Total Stockholders'
       Equity             291,353         10,010       (252,882)        48,481
                        ---------   ------------  -------------  -------------
Total Liabilities and
 Stockholders' Equity   $ 500,198   $    410,010  $    (207,382) $     302,826
                        =========   ============  =============  =============

     Notes to the Unaudited Condensed Pro Forma Consolidated Statements are
                                presented on page

                              TRAVEL DYNAMICS, INC.
                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                             STATEMENT OF OPERATIONS
                    FOR THE SIX MONTHS ENDED AUGUST 31, 1998

                                           Greenway
                     Travel      Travel    Environ-                    Pro
                    Dynamics    Dynamics    mental     Pro Forma      Forma
                     L.L.C.       Inc.     Systems    Adjustments    Results
                   ---------   ---------  ----------  -----------  -----------

Sales              $ 239,915  $  97,555  $        -    $        -  $   337,470
st of sales          168,577     49,877           -             -      218,454
                   ---------  ---------  ----------    ----------  -----------

Gross profit          71,338     47,678           -             -      119,016

Selling expense       50,429     18,433           -             -       68,862
Administrative
 expense              63,558     39,968      89,990  (B)   58,022
                                                     (C)  (73,975)
                                                     (D)  166,101
                                                     (E)   38,538
                                                     (F)  185,000      567,202
                   ---------  ---------  ----------    ----------  -----------

Loss from operations (42,649)   (10,723)    (89,990)     (373,686)    (517,048)
Other income               -        660           -             -          660
                   ---------  ---------  ----------   -----------  -----------

Net loss before
 income tax          (42,649)   (10,063)    (89,990)     (373,686)    (516,388)
Income taxes               -         50           - (C)       (50)          -
                   ---------  ---------  ----------   -----------  -----------
Net Loss           $ (42,649) $ (10,113) $  (89,990)  $  (373,636) $  (516,388)
                   =========  =========  ==========   ===========  ===========

Basic and Diluted
 Loss per Common Share                                             $     (0.13)
                                                                   ===========

Weighted average number of
 common shares used in per
 share calculation                                                   4,040,080
                                                                   ===========

     Notes to the Unaudited Condensed Pro Forma Consolidated Statements are
                               presented on page

                              TRAVEL DYNAMICS, INC.
                     NOTES TO PRO FORMA FINANCIAL STATEMENTS

  A    -      On  June  30,  1998,   Greenway  had   1,236,072   common   shares
              outstanding.  Travel  Dynamics had common  shares  outstanding  of
              855,000.  As part of the agreement,  Greenway exchanged  2,000,000 shares of its common stock for all of the outstanding common stock of Travel Dynamics and changed its name to Travel Dynamics, Inc.
              As a result of the agreement, Travel Dynamics, Inc. had 3,236,072 common shares outstanding. The agreement has been accounted for as the reorganization of Travel Dynamics and the acquisition of Greenway using the purchase method of accounting. Greenway did not have any operations and had only nominal assets at the date of the agreement. Accordingly, the acquisition of the assets of Greenway were recorded at their historical costs. The results of the operations for Travel Dynamics, L.L.C. and for Travel Dynamics,
              Inc. are for the six months and the one month ended August 31, 1998, respectively.

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

  C    -      The historical  operations of Greenway are for the year ended June
              30, 1998. Expenses of $57,975 were incurred for services in finding and completing the reorganization with Travel Dynamics, were non-recurring and have been eliminated from the pro forma results of operations. In addition, approximately $16,000 of Greenway's expenses which related to the six months ended December
              31, 1997 and $50 of income taxes of Travel Dynamics, Inc. have also been eliminated from the pro forma results of operations.
              There were no material expenses incurred by Greenway during the two months ended August 31, 1998 which were excluded due to Greenway reporting its operations only through June 30, 1998.

  D    -      Travel Dynamics  entered into an agreement on June 26, 1998 with a business consulting firm which agreement was mutually rescinded on
              October 17, 1997 and a new  agreement  was entered into on October
              19, 1998.  Under the terms of the new  agreement,  the  consulting
              firm  has  provided   services   and  benefits   relating  to  the
              reorganization of Travel Dynamics' and the finding of Greenway and shall  provide  services  relating  to  Travel  Dynamics'  ongoing business  activities.  Travel  Dynamics  has  agreed  to  pay  the consulting firm $5,000 as a non-refundable  retainer,  $40,000 for assisting  Travel  Dynamics in the  reorganization  with Greenway,
              $10,000  per month for a period  of 24  months  unless  terminated earlier  by a  60-day  notice  of  termination,  reimbursement  of out-of-pocket,  printing,  and  legal  expenses,  the cost to hire certain  professionals  on a temporary or contract basis which may range  from  $1,500  to  $2,500  per  day to  execute  some of the consultant  firm's  recommendations,  and the  issuance  of common stock of Travel  Dynamics equal to 10% of all  outstanding  equity securities,  computed  on a fully-  diluted  basis,  until  Travel
              Dynamics has raised up to $5,000,000 of investment  capital and/or entered into equivalent business  combinations  (359,885 shares at
              October 19, 1998).  The  consulting  firm shall have  registration rights  regarding their common stock  commencing niine months from the date of the  agreement and  piggyback  registration  rights to register their stock as part of any other  registration  of Travel
              Dynamic's  equity  securities.  If Travel  Dynamics  merges  with, acquires  assets or property  from or obtains  financing  from any entity the consulting firm introduces to Travel  Dynamics,  Travel
              Dynamics is obligated to pay the consulting firm a finder's fee of
              5% of the first  $3,000,000.  4% of the next  $2,000,000 and 3% of
              the  amount  above   $5,000,000  of  the  gross  proceeds  of  the
              transaction.  The consulting firm shall be entitled to appoint one member of the Board of Directors.  The Company is obligated  under the  agreement  to issue  404,008  shares of  common  stock to the
              consulting   firm,   based   upon  the  common   stock   presently
              outstanding. In addition, the Company has granted options to purchase 1,000,000 shares of common stock which may rquire the Company to issue an additional 111,111 shares of common stock to the consulting firm. There is no market for the Company's common stock; however, management of the Company and the consulting firm have determined that the fair value of the common stock at the date of the agreement was $0.15 per share. The 404,008 shares of common stock presently issuable to the consulting firm have been valued at $60,601 for purposes of these pro forma financial statements.

  E    -      The  Company has granted  options to  purchase  100,000  shares of common stock at $0.10 per share to each of the four members of the
              Board of Directors. The options vest at the rate of 25% upon being granted,  and 25% per year over three  years.  The options  have a fair  value of $0.11 per share  computed  using the  Black-Scholes option-pricing  model with the following  assumptions:  underlying common  stock  value - $0.15,  expected  life of the  options  - 5 years,  expected  volatility - 75% and  risk-free  interest rate -
              4.4%. Compensation relating to the options granted to the Board of
              Directors is  recognized  based upon the fair value of the options which will be recognized over the vesting period. The Company also granted options to the President of the Company in connection with a three-year  employment  agreement.  Options to purchase  600,000 shares of common stock at $0.10 per share were  granted  under the
              agreement.   Options  to  purchase   200,000  shares  vested  upon
              execution of the agreement and an additional 200,000 options vest each year of employment. The intrinsic value of the options is $30,000 which will be recognized as compensation over the period the options vest. Compensation expense relating to the stock options of $21,000 was recognized as of August 31, 1998 for purposes of the pro forma balance sheet. Compensation expense relating to the stock options has been increased by $38,538 during the six months ended August 31, 1998 for purposes of the pro forma statement of operations.

  F    -      In connection  with the  employment  agreement  with the Company's
              President,  the  Company  issued  400,000  shares of common  stock
              valued  at  $0.15  per  share,  or  $60,000.  In  addition,   cash
              compensation of $250,000 per year will be paid to the President.