Form 10QSB
period 1998-10-30
TRAVEL DYNAMICS INC
filed 1998-11-16
CIK 831904

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                ---
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 1998
                                       OR
                    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                ---
                    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM N/A   TO
                                             -----      -----
               COMMISSION FILE NUMBER : 33-21239

                              TRAVEL DYNAMICS, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


             FORMERLY KNOWN AS: GREENWAY ENVIRONMENTAL SYSTEMS, INC.

                  Nevada                                  87-0462569
                  ------                                  ----------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification #)

                       7525 East Camelback Road, Suite 202
                              Scottsdale, AZ 85251
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (602) 949-9500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X     NO          as to filing               YES   X    NO        as
         ---      ---                                       ---      ---
                                                      to filing requirement

     The number of shares outstanding at September 30, 1998: 3,230,880

         (As of the filing date there are 4,040,080 shares outstanding)

                      TRAVEL DYNAMICS, INC.

                              INDEX


                                                             Page
                                                             ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements  . . . . . . . .  Exhibit

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations 3



PART II.  OTHER INFORMATION


             Item 4.  Submission of Matters to a Vote of
                      Security Holders..........................7
             Item 5.  Other Information ........................7

             Item 6.  Exhibits .................................8










                     [Inapplicable Items Have Been Omitted]

                            TRAVEL DYNAMICS, INC.
                           CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                 (Unaudited)


                                    ASSETS

Current Assets
 Cash                                                             $   50,838
 Employee advances                                                     2,500
 Related party receivable                                             25,520
 Inventory                                                             5,929
 Prepaid rent                                                          5,700
 Deposits and retainers                                               65,223
                                                                  ----------
    Total Current Assets                                             155,710
                                                                  ----------
Property and Equipment                                                56,321
 Less accumulated depreciation                                        (1,227)
                                                                  ----------
    Net Property and Equipment                                        55,094
                                                                  ----------
Intangible and Other Assets                                          121,003
                                                                  ----------
Total Assets                                                      $  331,807
                                                                  ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                 $   51,830
 Accrued liabilities                                                  40,513
 Deferred revenue                                                    170,385
                                                                  ----------
    Total Current Liabilities                                        262,728
                                                                  ----------
Stockholders' Equity
 Common stock -$0.01 par value; 50,000,000 shares
    authorized; 4,040,080 shares issued and outstanding                4,040
 Additional paid-in capital                                          473,686
 Accumulated deficit                                                (408,647)
                                                                  ----------
  Total Stockholders' Equity                                          69,079
                                                                  ----------
Total Liabilities And Stockholders' Equity                        $  331,807
                                                                  ==========

        See the accompanying notes to condensed financial statements.


                              TRAVEL DYNAMICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       For the Period
                                                                        March 1, 1998
                                                 For the Three     (Date of Inception)
                                                  Months Ended                through
                                                 September 30,          September 30,
                                                          1998                   1998
                                                   -----------             ----------

Sales                                              $   490,514            $   490,514

Cost of Sales                                          298,645                298,645
                                                   -----------            -----------
Gross Profit                                           191,869                191,869
                                                   -----------            -----------
General and Administrative Expense                     292,533                292,533
                                                   -----------            -----------
Merger and Reorganization Expense                      307,983                307,983
                                                   -----------            -----------
Net Loss                                           $  (408,647)           $  (408,647)
                                                   ===========            ===========

Basic and Diluted Loss Per Common Share            $     (0.24)           $     (0.25)
                                                   ===========            ===========

Weighted Average Common Shares Outstanding           1,698,155              1,603,859
                                                   ===========            ===========

        See the accompanying notes to condensed financial statements.

                            TRAVEL DYNAMICS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE PERIOD MARCH 1, 1998 (DATE OF INCEPTION)
                          THROUGH SEPTEMBER 30, 1998
                                 (Unaudited)

Cash Flows From Operating Activities
 Net loss                                                        $ (408,647)
 Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                     1,881
    Compensation and expenses paid with common stock                120,601
    Compensation paid with stock options                              3,000
    Expenses paid with notes payable                                166,382
    Changes in assets and liabilities:
       Employee advances                                             (2,500)
       Prepaid rent                                                  (5,700)
       Inventory                                                     (5,929)
       Deposits and retainers                                       (65,223)
       Accounts payable                                              51,830
       Accrued liabilities                                           40,513
       Deferred revenue                                             170,385
                                                                 ----------
    Net Cash Provided By Operating Activities                        66,593
                                                                 ----------
Cash Flows From Investing Activities
 Increase in related party receivable                               (15,510)
                                                                 ----------
    Net Cash Used In Investing Activities                           (15,510)
                                                                 ----------
Cash Flows From Financing Activities
 Distributions to shareholder                                          (900)
 Proceeds from issuance of common stock                                 655
                                                                 ----------
    Net Cash Used In Financing Activities                              (245)
                                                                 ----------
Net Increase in Cash                                                 50,838

Cash at Beginning of Period                                              -
                                                                 ----------
Cash at End of Period                                            $   50,838
                                                                 ==========

Supplemental Schedule of Noncash Investing and Financing Activities:

    Notes payable in the amount of $344,360 were incurred from the payment of $166,382 of expenses, the purchase of equipment of $56,321 and other assets of $4,000. The Company issued 200,000 shares of common stock upon conversion of notes payable in the amount of $344,360.

        See the accompanying notes to condensed financial statements.

                            TRAVEL DYNAMICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Travel Dynamics, L.L.C. from March 1, 1998 (date of inception) through July 31, 1998 and the accounts of Travel Dynamics, Inc. (Travel Dynamics) from July 31, 1998. The consolidated financial statements include the accounts of Greenway Environmental Systems, Inc. from the date of its acquisition for accounting purposes on September 29, 1998. These entities are collectively referred to as "the Company." All significant intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS - The Company is a marketing firm which sells discount travel packages. Direct marketing of the travel packages is through independent sales agents and through the Internet. The Company also conducts motivational and training seminars for its sales agents.

ORGANIZATION - Travel Dynamics, L.L.C. was organized in March 1998 as an Arizona limited liability company. The assets and liabilities of Travel Dynamics, L.L.C. were transferred to Travel Dynamics, Inc., a Nevada corporation, on July 31, 1998. The assets and liabilities were recorded at their historical cost.

On September 29, 1998, Travel Dynamics, Inc. entered into a reorganization agreement with Greenway Environmental Systems, Inc. ("Greenway") whereby the shareholders of Travel Dynamics, Inc. exchanged all of the outstanding Travel Dynamics, Inc. common shares for 2,000,000 common shares of Greenway. The agreement was accounted for as the reorganization on Travel Dynamics, Inc. and the acquisition of Greenway's assets. Greenway did not have any operations and had only nominal assets at the date of the agreement. Accordingly, the acquisition of Greenway's assets which were recorded at their historical cost of $10,010. In addition, Greenway changed its name to Travel Dynamics, Inc. On a pro forma basis, assuming the reorganizations had occurred on March 1, 1998, net sales, net loss and basic and diluted loss per share for the period from March 1, 1998 through September 30, 1998 would have been $490,514, $(516,388) and $(0.13), respectively.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

INTERIM FINANCIAL STATEMENTS - The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements of Travel Dynamics, Inc. and Travel Dynamics L.L.C. included in the current report on Form 8-K dated October 13, 1998. The results of operations through September 30, 1998 are not necessarily indicative of the operating results to be expected for the remainder of 1998.

BUSINESS CONDITION - The accompanying financial statements have been prepared in

                            TRAVEL DYNAMICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities during 1998 which conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve profitable operations. Management believes future operations will provide sufficient cash flows for the Company to continue as a going concern.

INVENTORY - Inventory includes vacation travel discount packages and cruise certificates. All inventory items are stated at the lower of cost (computed on a first-in, first-out basis) or market value.

PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost and depreciated over their estimated useful live of seven years, using the straight-line method. Depreciation for the period from March 1, 1998 through September 30, 1998 was $1,227.

INTANGIBLE AND OTHER ASSETS - The cost of a marketing master data base has been capitalized as intangible and other assets and is amortized over a five-year period by the straight-line method. Amortization expense for the period from March 1, 1998 through September 30, 1998 was $654. The reliability of intangible and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated expected net future cash flows or other valuation techniques available in the circumstances. The analyses necessarily involve significant management judgement to evaluate the capacity of an asset to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

REVENUE RECOGNITION - Revenue includes the cash sale of travel discount packages and marketing seminars. The Company recognizes revenue for training seminars at the date the customer participates in a seminar. Deferred revenues (seminar deposits) represent amounts billed in advance of such participation.

COST RECOGNITION - Costs paid to organize the Company as well as costs paid in connection with the reorganization described above were charged to operations when incurred. Advertising costs are expensed as incurred. Advertising expense was $6,009 for the period from March 1,1 998 through September 30,1998.

STOCK-BASED COMPENSATION - Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. Compensation relating to options granted to non-employees is measured by the fair value of the options, computed by an option pricing model.

BASIC AND DILUTED LOSS PER SHARE -Basic loss per common share is computed by dividing net loss by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 1,111,111 potentially issuable common shares which were excluded from the calculation of diluted loss per common share.

                            TRAVEL DYNAMICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 2 - REORGANIZATION OF TRAVEL DYNAMICS L.L.C.

The assets and liabilities transferred from Travel Dynamics L.L.C. at July 31, 1998 were accounted for at historical cost in a manner similar to that of pooling of interests as follows:

     Historical cost of assets                        $  177,544
     Short-term notes payable                           (195,000)
     Deferred revenue                                    (83,115)
                                                      ----------
     Net Liabilities Assumed                          $ (100,571)
                                                      ==========

NOTE 3 - STOCKHOLDERS' EQUITY

The reorganization of Travel Dynamics L.L.C. into Travel Dynamics, Inc. and the reorganization of Travel Dynamics, Inc. in connection with the acquisition of Greenway have been accounted for as stock splits. The accompanying financial statements have been restated for the effects of the stock splits for all periods presented. The following is a summary of the changes to stockholders' equity:

                                          Common Stock            Additional                    Total
                                     -----------------------       Paid-in     Accumulated  Stockholders'
                                       Shares       Amount          Capital       Deficit      Equity
                                     ----------   ----------      ----------   ----------   ----------
Balance March 1, 1998                        -    $       -    $       -    $       -    $       -
Issuance for cash, March 1, 1998,
 $0.00 per share                      1,532,164        1,532         (877)          -           655
Distribution to shareholder,
 August 31, 1998                             -            -          (900)          -          (900)
Conversion of notes payable,
 August 31, 1998, $0.74 per share       467,836          468      343,892           -       344,360
Issuance for assets of Greenway,
 September 29, 1998                   1,236,072        1,236        8,774           -        10,010
Issuance to a consulting firm for
  services, September 30, 1998          404,008          404       60,197           -        60,601
Issuance to an officer for services,
  September 30, 1998                    400,000          400       59,600           -        60,000
Compensation relating to grant of
 stock options                               -            -         3,000           -         3,000
Net loss                                     -            -            -      (408,647)    (408,647)
                                     ----------   ----------   ----------   ----------   ----------
Balance September 30, 1998            4,040,080   $    4,040   $  473,686   $ (408,647)  $   69,079
                                     ==========   ==========   ==========   ==========   ==========

NOTE 4 - COMMITMENTS

Travel Dynamics entered into an agreement on June 26, 1998 with a business consulting firm which agreement was mutually rescinded on October 17, 1998 and a

                            TRAVEL DYNAMICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

new agreement was entered into on October 19, 1998. Under the terms of the new agreement, the consulting firm has provided services and benefits relating to the reorganization of Travel Dynamics and the finding of Greenway and shall provide services relating to Travel Dynamics' ongoing business activities. Travel Dynamics has agreed to pay the consulting firm $5,000 as a non-refundable retainer, $40,000 for assisting Travel Dynamics in the reorganization with Greenway, $10,000 per month for a period of 24 months unless terminated earlier by a 60-day notice of termination, reimbursement of out-of-pocket, printing, and legal expenses, the cost to hire certain professionals on a temporary or contract basis which may range from $1,500 to $2,500 per day to execute some of the consulting firm's recommendations, and the issuance of common stock of Travel Dynamics equal to 10% of all outstanding equity securities, computed on a fully-diluted basis, until Travel Dynamics has raised up to $5,000,000 of investment capital and/or entered into equivalent business combinations.

The consulting firm has been granted registration rights regarding their common stock commencing nine months from the date of the agreement and piggyback registration rights to register their stock as part of any other registration of Travel Dynamics' equity securities. If Travel Dynamics merges with, acquires assets or property from or obtains financing from any entity the consulting firm introduces to Travel Dynamics, Travel Dynamics is obligated to pay the consulting firm a finders' fee of 5% of the first $3,000,000, 4% of the next $2,000,000 and 3% of the amount above $5,000,000 of the gross proceeds of the transaction. The consulting firm shall be entitled to appoint one member of the Board of Directors. The Company is obligated under the agreement to issue 404,008 shares of common stock to the consulting firm, based upon the common stock presently outstanding. In addition, the Company has granted options to purchase 1,000,000 shares of common stock which may require the Company to issue an additional 111,111 shares of common stock to the consulting firm. There is no market for the Company's common stock; however, management of the Company and the consulting firm have determined that the fair value of the common stock at the date of the agreement was $0.15 per share. The 404,008 shares of common stock issued to the consulting firm were valued at $60,601 for purposes of these financial statements.

In connection with a three-year employment agreement with the Company's President, the Company issued 400,000 shares of common stock on September 30, 1998 valued at $0.15 per share, or $60,000. In addition, cash compensation of $250,000 per year will be paid to the President. The Company also granted the President options to purchase 600,000 shares of commons stock at $0.10 per share.

NOTE 5 - STOCK OPTIONS

The Company has granted options to purchase 100,000 shares of common stock at $0.10 per share to each of the four members of the Board of Directors. The options vest at the rate of 25% upon being granted, and 25% per year over three years. Compensation relating to the options granted to the Board of Directors is recognized based upon the fair value of the options which is being recognized over the vesting period.

The Company also granted options to the President of the Company in connection with a three-year employment agreement. Options to purchase 600,000 shares of commons stock at $0.10 per share were granted under the agreement. Options to purchase 200,000 shares vested upon execution of the agreement and an additional 200,000 options vest each year of employment. Compensation relating to these options is recognized based upon the intrinsic value of the options and is being recognized over the period the options vest.

A summary of the status of the Company's stock options as of September 30, 1998 and changes during the period then ended are presented below:

                            TRAVEL DYNAMICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                                       Weighted-Average
                                             Shares     Exercise Price
                                           ----------   --------------
  Outstanding at beginning of period              -        $    -
  Granted                                   1,000,000         0.10
                                            ---------
  Outstanding at period end                 1,000,000         0.10
                                            =========
  Options exercisable at period end           300,000         0.10
                                            =========
  Weighted-average fair value of
    options granted during the period       $    0.11
                                            =========

The Company measures stock-based compensation from options granted to non-employees by the fair value method set forth under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and measures compensation from options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations. Stock-based compensation charged to operations was $3,000 during the periods ended September 30, 1998. Had compensation cost for the Company's options granted to an employee been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net loss and loss per share would have increased for the period from March 31, 1998 through September 30, 1998 to the pro forma amounts indicated below:

   Net loss:
     As reported                              $ (408,647)
      Pro forma                                 (438,647)
   Basic and diluted loss per share:
      As reported                             $    (0.25)
      Pro forma                                    (0.27)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: underlying common stock value - $0.15, expected life of the options
- 5 years, expected volatility - 75% and risk-free interest rate - 4.4%.

                 PART I. - Financial Information
                 -------------------------------


Item 1. Financial Statements.  [Unaudited]
-----------------------------
     The Financial Statements of Travel Dynamics, Inc. for the three month and seven month periods ending September 30, 1998, are attached and incorporated by this reference as Item 1. The accompanying consolidated financial statements include the accounts of Travel Dynamics, L.L.C. from March 1, 1998 (date of inception) through July 31, 1998 and the accounts of Travel Dynamics, Inc. (Travel Dynamics) from July 31, 1998. The consolidated financial statements include the accounts of Greenway Environmental Systems, Inc. from the date of the acquisition for accounting purposes on September 29, 1998. These entities are collectively referred to as "the Company." All significant intercompany transactions and balances have been eliminated in consolidation.


Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations.
------------------------------------

          (a) Operations & Liquidity - The Financial Statements and business operations of Travel Dynamics, Inc. ("TDI" and formally known as Greenway Environmental Systems, Inc. "Greenway") can not be understood apart from the Reorganization of Greenway to become known as TDI through the acquisition of Travel Dynamics, Inc. as a wholly owned subsidiary, which subsidiary is now known as Travel Dynamic Services, Inc. ("TDSI").

     As currently constituted, the prior public entity, Greenway, is now known as Travel Dynamics, Inc. (TDI) which has a singular acquired operating subsidiary primarily engaged in the purchase and retail marketing, through independent agents, of various travel packages and operation of travel marketing seminars. This operating company, Travel Dynamics Services, Inc. (TDSI), acts as the sole operating division and subsidiary for the parent company, (TDI).

     On September 29, 1998, a formal Reverse Acquisition Agreement was entered by which all of the issued and outstanding shares of the prior Travel Dynamics, Inc. were acquired by Greenway, with Greenway then changing its name to Travel Dynamics, Inc. and the acquired subsidiary changing its name to Travel Dynamics Services, Inc. The acquired entity then was allowed to nominate from its members the new Board of Directors for the parent company Greenway/TDI, which then subsequently appointed officers.

     The principal business then became the continuing acquisition and marketing of travel packages (consisting of travel, lodging, and usually a rental car or other concessions for entertainment) which are sold as a package unit after acquisition and assembly by the Company through various independent sales agents. The Company attempts to make a profit by re-selling the various travel components as a travel package on a mark-up basis to the various independent agents. The agents then attempt to re-sell the travel package at a retail level for a profit.

     Secondarily, the Company engages in the organization and hosting of various travel marketing seminars related to the foregoing marketing plan on a profit basis.

     The foregoing general description of business is more particularly set out in the recently filed 10-KSB Report for the Company which was filed as of October 23, 1998. A copy of this filing will be made available by the Company to any shareholder requesting the same, or to other interested parties.

     In  outline   fashion,   the   Reorganization   implemented  the  following
significant terms and provisions:

          1. The Company agreed to reverse split its stock on a nineteen and one-half to one (19.5:1) reverse split ratio. Accordingly, of the approximately 24,159,895 issued and outstanding shares of Greenway/T DI existing prior to the execution and closing of the Reverse Acquisition Agreement, there is now issued and outstanding approximately 4,040,080 reverse split shares. Of these shares, approximately 811,042 are held by prior shareholders of Greenway excluding management (20%); 15,000 are held by prior management of Greenway (.37%); approximately 400,000 are held by Mr. Andrew Limpert or assigns (9.9%); 2,000,000 are held by the prior TDI shareholders (49.5%); Mr.
               James Piccolo, the president, holds 400,000 (9.9%) and McKenenzie/Shea, a management consultant, holds 404,008 (10%).

          2. The Company changed its name of record from Greenway Environmental Systems, Inc. to Travel Dynamics, Inc. The acquired subsidiary corporation has changed its name of record to Travel Dynamics Services, Inc.

          3. The following were elected as the new Board of Directors of the company and were then appointed to the following offices:

                    (a)  James Piccolo, President
                    (b)  Brian K Service, Executive Director
                    (c)  Thomas (Tom) Dennis
                    (d)  Gary Davies
                    (e)  Thomas Vergith

               Other principal officers who are not directors include:

                    (a)  John P. Piccolo, Vice President
                    (b)  Melinda Fehringer, Secretary & Treasurer


               Biographical information, shareholder interest and compensation pertaining to the foregoing officers and directors is contained in the recently filed 10-KSB Report of the Company.


          4. All current debts and obligations of the prior Greenway Environmental Systems were to be paid or otherwise discharged as of the time of the completion of the Reverse Acquisition on or before September 29, 1998.

          5. The place of operation of the business ch anged to the principal prior business location of Travel Dynamics, Inc. in Scottsdale, AZ, with the Company to assume, as its sole operations, the form of business presently conducted by Travel Dynamics principally being the composition and resale of various travel packages as generally described above and more particularly described and set-out in the recent 10-KSB as filed.

     In reviewing the Statement of Operations for the Company, it must be understood that the acquired operating subsidiary is itself a start-up entity which was organized only in March of 1998 as an Arizona limited liability company. On July 31, 1998, the members transferred their interests for cash to the acquired subsidiary entity, then known as Travel Dynamics, Inc. and which has now become Travel Dynamics Services, Inc., the subsidiary company.

     There is, as of the date of the unaudited consolidated Financial Statements, combined total assets of $331,807; current liabilities of $262,728 and a total stockholder equity of $69,079 for the combined Company. For this initial consolidated period, the combined Company had net losses of ($408,647) which are largely attributable to start-up and reorganization costs.

     Sales for the three months ended September 30, 1998 and for the period from March 1, 1998 (date of inception) through September 30, 1998 were $490,514. Since operations began in July 1998, there were no comparable sales or operations for the prior year. Cost of sales were $298,645 or 61% of sales. The resulting gross profit was $191,869 or 39% of sales. General and administrative expense of $292,533 includes $123,601 of expenses paid by the issuance of common stock and stock options. Merger and reorganization expense relates to organization costs and costs associated with the agreement with Greenway. These expenses are non-recurring expenses. However, additional future expenses will be incurred due to the commitment of the Company to pay cash and common stock for the services of a consulting firm for a minimum of 24 months. The minimum annual commitment under the agreement is approximately $120,000 of cash payments plus a commitment to pay future concessions. The Company is also obligated to issue common stock to the firm so as to keep their interest in the Company's common stock equal to 10% of the outstanding common stock.

     The Company is marginally capitalized to carry on its intended activities and will be dependent upon continuing cash flows to meet operating expenses. No assurance of financial success or the economic survival of the enterprise can be assured during this start-up period.

     For the next projected quarter ending December 31, 1998, the Company projects a small initial net profit from its operations, though no assurance or warranty of these projections can be made.

     In all events, the Company must be considered a start up entity and would continue to operate as a start up entity for approximately the first year of its intended operations. As a result, reasonable or consistent projections of future profitability based upon historical accounting and operations can not be made at this time, nor should future earnings be projected or represented at this time by any person, whether affiliated with the Company or not.

     It should also be noted that as a start up entity, the Company will necessarily incur certain types of start up costs, including: costs related to the commencement of business, legal and accounting fees, initial filing fees, and advertising and marketing fees which may not constitute ongoing fees; or, if ongoing, may not be incurred at the same level or percentage of revenues as experienced in the start-up period.

     Management's general discussion of operations is limited by and should be considered within the context of the actual Financial Statements attached hereto and incorporated as part of Item 1 above.

          (b)  Significant Events - See Above
               ------------------


                   PART II. - Other Information


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Various aspects of the Reorganization described above required shareholder consent and approval under Nevada law. The Company deemed that the change of name of the corporation and the election of the new directors were material items requiring shareholder approval under Nevada law. The Company also elected to submit for shareholder ratification the general terms of the Reorganization, including the reverse split of its shares.

     Under Nevada law, the foregoing matters were allowed to be submitted and approved by a majority of the shareholders pursuant to a Majority Shareholder Consent Resolution without the necessity of calling or noticing a formal shareholder meeting. Accordingly, on September 24, 1998, a Majority Shareholder Consent Resolution was entered by shareholders of the Company (that is the prior Greenway Environmental Systems, Inc.) holding in excess of fifty per cent of the issued and outstanding shares. Those shareholders then approved by Majority Shareholder Consent, with the essential terms requiring shareholder ratification as outlined above. A copy of this Majority Shareholder Consent is attached hereto and incorporated by this reference as non-financial Exhibit A. The Company then caused, in accordance with its bylaws, to be mailed to all its shareholders of record, a Shareholder Notice.

     A copy of this Shareholder Notice is attached hereto and incorporated by this reference as non-financial Exhibit B.


Item 5. - Other Information.
----------------------------

          The Company knows of no other material information other than the Reorganization and initial Financial Statements described and set out above. For the interim period, the Company will be engaged in attempting to complete the Reorganization and initiate and expand its principal business operations.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

          (1) Attached hereto and incorporated by this reference are the unaudited consolidated financial statements for the Company (TDI/Greenway) as of September 30, 1998.

          (2) The Company filed an 8-K Information Statement on October 14, 1998, essentially describing the terms and events of the Reorganization as outlined above. It is not believed by the Company that the 8-K filing contains any further or additional information other than set out in this 10-QSB and attached exhibits. However, the Company will make available a copy of the 8-K filing to any shareholder of record, or other interested party upon request.

                           ..........................

     OTHER EXHIBITS:

          (A)  Majority Shareholder Consent

          (B)  Shareholder Notice






                            SIGNATURES
                            ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



         TRAVEL DYNAMICS, INC.


Date:                                    By /s/James Piccolo
                                            --------------------
                                            James Piccolo
                                            President/Director


Date:                                   By  /s/Melinda Fehringer
                                            --------------------
                                            Melinda Fehringer
                                            Secretary/Treasurer
                                            Chief Financial
                                            Officer