Form 10QSB/A
period 1998-09-30
TRAVEL DYNAMICS INC
filed 1999-01-28
CIK 831904

AMENDED
                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     X    QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
   -----  EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 1998
                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

                       7525 East Camelback Road, Suite 202
                              Scottsdale, AZ 85251
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         YES   X    NO       as to filing               YES   X    NO        as
             -----     -----                                -----     -----
                                                      to filing requirement

        The number of shares outstanding at September 30, 1998: 3,230,880

         (As of the filing date there are 4,040,080 shares outstanding)

                         PURPOSE AND BASIS FOR AMENDMENT


         This Amendment to the Company's September 30, 1998 10-QSB Report is filed in response to notice from the Securities and Exchange Commission (SEC) that the Company's September 30, 1998 filing did not contain adequate year 2000 disclosures. The Company has included under Management's Discussion and Analysis of Financial Condition and Results of Operations a section on year 2000 potential problems and remedial efforts. There are no other changes included in this amendment.


Date of Amendment, January 22, 1999.

                              TRAVEL DYNAMICS, INC.

                                      INDEX

                                                              Page
PART I.  FINANCIAL INFORMATION                                ----

         Item 1.  Financial Statements  .................. Exhibit

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations 4



PART II. OTHER INFORMATION


            Item 4.  Submission of Matters to a Vote of
                     Security Holders........................... 9

            Item 5.  Other Information ..........................9

            Item 6.  Exhibits ..................................10




                     [Inapplicable Items Have Been Omitted]

                         PART I. - Financial Information
                         -------------------------------

Item 1. Financial Statements.  [Unaudited]
----------------------------

         The Financial Statements of Travel Dynamics, Inc. for the three month and seven month periods ending September 30, 1998, are attached and incorporated by this reference as Item 1. The accompanying consolidated financial statements include the accounts of Travel Dynamics, L.L.C. from March 1, 1998 (date of inception) through July 31, 1998 and the accounts of Travel Dynamics, Inc. (Travel Dynamics) from July 31, 1998. The consolidated financial statements include the accounts of Greenway Environmental Systems, Inc. from the date of the acquisition for accounting purposes on September 29, 1998. These entities are collectively referred to as Athe Company.@ All significant intercompany transactions and balances have been eliminated in consolidation.


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------
                  (a) Operations & Liquidity - The Financial Statements and business operations of Travel Dynamics, Inc. (ATDI@ and formally known as Greenway Environmental Systems, Inc. AGreenway@) can not be understood apart from the Reorganization of Greenway to become known as TDI through the acquisition of Travel Dynamics, Inc. as a wholly owned subsidiary, which subsidiary is now known as Travel Dynamic Services, Inc. (ATDSI@).

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

               5. The place of operation of the business changed to the principal prior business location of Travel Dynamics, Inc. in Scottsdale, AZ, with the Company to assume, as its sole operations, the form of business presently conducted by Travel Dynamics principally being the composition and resale of various travel packages as generally described above and more particularly described and set-out in the recent 10-KSB as filed.

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


                  (b) Year 2000 Disclosure - As many of our shareholders and other interested parties may be aware, there is significant concern that certain computer programs and computers are not presently configured to recognize the year 2000 or succeeding years. This defect in computer functions could have a serious adverse impact upon your company and other industries if various computer programs and applications cease to function or function erroneously as we approach the year 2000.

         By way of practical illustration, software programs dealing with accounting and banking functions within the company could misfunction or cease to function if not year 2000 compliant. The company views the year 2000, or Y2K, compliance problems it may face to fall within three general categories:

                  (1) The potential impact on the company's own information technology (IT Systems) consisting of stand alone computers and their integral software.

                  (2) The potential impact of the possibility of collateral failure or misfunction in non-IT systems due to their computer components such as telephone systems, security systems, company vehicles, etc.

                  (3) The potential adverse effect upon the company from year 2000 failure among third party service and product suppliers upon which the company depends for its core travel products and services. The third parties would include, though are not limited to, cruise lines, travel companies, airlines, and governmentally owned or managed travel facilities such as airports, terminals, and docks.

         The company believes it is addressing its year 2000 problems related to its owned or leased IT systems. The company has recently hired an in-house IT specialist who will complete reviews and updates, within the next 90 days, of all company operating systems and program applications to insure they are Y2K compliant or they will be upgraded to be compliant, or alternative compliant systems or software acquired. Preliminarily, it appears that most of the company's current operating systems were acquired recently enough to be fully Y2K compliant.

         As to non-IT systems, the company is reviewing with its telephone, fax, and other vendors if there are any anticipated problems or updates required for Y2K compliance. Preliminarily, the company has been told there should be no problem with these systems.

         The company is most concerned with potential Y2K problems in its third party product and service providers such as cruise lines, hotel companies, and airlines from whom it purchases and assembles the travel packages it resells to independent sales agents. It is possible uncured Y2K problems in the telecommunications industries, or among travel providers, could substantially impair or shut down the company's operations. Further, the company does not believe it has or may exercise any realistic control over, or provide any assistance to these third party providers.

         While it is too preliminary to fully assess the company's cost of Y2K compliance, preliminary indications are that the company will incur little costs in upgrading internal IT software or systems.

         The anticipated costs to the company will be primarily the salary and other compensation paid to the IT compliance officer. Since the compliance officer will have other corporate duties, it is difficult to estimate direct costs, but they are believed to be less than $15,000 per anum.

         The company's plans to deal with potential Y2K problems are as outlined above. The company believes the planning is adequate to handle any internal Y2K problems, it does not believe it can develop any realistic contingency plan to adequately deal with potential third party Y2K problems.



                          PART II. - Other Information
                          ----------------------------


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


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

                  (1) THE COMPANY HAS NOT INCLUDED IN THIS AMENDMENT ITS SEPTEMBER 30, 1998 FINANCIALS AS THEY WERE ORIGINALLY FILED WITH THE PRIOR 10-QSB FILING FOR THE QUARTER ENDING SEPTEMBER 30, 1998 AND WHICH FINANCIALS ARE INCORPORATED BY THIS REFERENCE.

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

                           ..........................

         OTHER EXHIBITS:

                  (A) Majority Shareholder Consent - PREVIOUSLY FILED, not
                      appended

                  (B) Shareholder Notice - PREVIOUSLY FILED, not appended

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TRAVEL DYNAMICS, INC.


Date: 1/26/99                           By  /s/ James Piccolo
     ---------                            -------------------------
                                            James Piccolo
                                            President/Director


Date: 1/26/99                           By  /s/ Melinda Fehringer
     ---------                            -------------------------
                                            Melinda Fehringer
                                            Secretary/Treasurer
                                            Chief Financial
                                            Officer