Form 10QSB
period 1998-12-31
TRAVEL DYNAMICS INC
filed 1999-02-16
CIK 831904

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  -----                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
  -----              OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM N/A        TO
                                                --------  --------
         COMMISSION FILE NUMBER :  33-21239

                              TRAVEL DYNAMICS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             FORMERLY KNOWN AS: GREENWAY ENVIRONMENTAL SYSTEMS, INC.

                 NEVADA                                  87-0462569
      -------------------------------                ----------------
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

YES  X     NO      AS TO FILING      YES  X    NO      AS TO FILING REQUIREMENT
   -----     -----                      -----    -----

        THE NUMBER OF SHARES OUTSTANDING AT DECEMBER 31, 1998: 4,290,080

                              TRAVEL DYNAMICS, INC.

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS .................................... EXHIBIT

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................. 3


PART II.  OTHER INFORMATION


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS................................................9

     ITEM 5.   OTHER INFORMATION ..............................................9

     ITEM 6.   EXHIBITS ......................................................10




                     [INAPPLICABLE ITEMS HAVE BEEN OMITTED]

                         PART I. - FINANCIAL INFORMATION
                         -------------------------------


ITEM 1. FINANCIAL STAtEMENTS.  [UNAUDITED]
-----------------------------

         THE CONSOLIDATED FINANCIAL STATEMENTS OF TRAVEL DYNAMICS, INC. FOR THE THREE MONTH AND SIX MONTH PERIODS ENDING DECEMBER 31, 1998, ARE ATTACHED AND INCORPORATED BY THIS REfERENCE AS ITEM 1. THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTs INCLUDE THE ACCOUNTS OF TRAVEL DYNAMICS, L.L.C. FROM MARCH 1, 1998 (DATE OF INCEPTION) THROUGH JULY 31, 1998 (DATE OF ASSET ACQUISITION) AND THE ACCOUNTS OF TRAVEL DYNAMICS, INC. (NOW KNOWN AS TRAVEL DYNAMIC SERVICES, INC.) FROM JULY 31, 1998 (INCEPTION) TO DECEMBER 31, 1998. ThE CONSOLIDATED FINANCIAL STATEMENTS ALSO INCLUDE THE ACCOUNTS OF GREENWAY ENVIRONMENTAL SYSTEMS, INC., (NOW KNOWN AS "TRAVEL DYNAMICS") FROM THE DATE OF THE ACQUISITION ON SEPTEMBER 29, 1998 TO YEAR END. ThESE TWO ENTITIES ARE COLLECTIVELY REFERRED TO AS "THE COMPANY." ALL SiGNIFICANT INTERCOMPANY TRANSACTIONS AND BALANCES HAVE BEEN ELIMINATED IN CONSOLIDATION.


                              TRAVEL DYNAMICS, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS
                                                December 31, 1998
                                                -----------------
Current Assets
 Cash                                           $           5,978
 Employee advances                                          2,666
 Related party receivable                                  47,933
 Inventory                                                  8,807
 Prepaid expenses                                          29,764
 Deposits and retainers                                   147,567
                                                -----------------

    Total Current Assets                                  242,715
                                                -----------------

Property and Equipment                                     71,469
 Less accumulated depreciation                             (4,221)
                                                -----------------

    Net Property and Equipment                             67,248
                                                -----------------

Intangible and Other Assets                               119,311
                                                -----------------

Total Assets                                    $         429,274
                                                =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                            $         211,463
 Accrued liabilities                                       40,861
 Deferred revenue                                         260,160
                                                -----------------

    Total Current Liabilities                             512,484
                                                -----------------
Stockholders' Equity
 Common stock -$0.001 par value; 50,000,000
  shares authorized; 4,290,080 shares issued
  and outstanding                                           4,290
 Additional paid-in capital                               533,538
 Accumulated deficit                                     (621,038)
                                                -----------------

  Total Stockholders' Deficit                             (83,210)
                                                -----------------

Total Liabilities And Stockholders' Deficit     $         429,274
                                                =================

         See the accompanying notes to condensed financial statements.

                              TRAVEL DYNAMICS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               For the Three  For the Three
                                               Months Ended   Months Ended
                                               December 31,   December 31,
                                                  1998            1998
                                             --------------   ------------

Revenues                                     $      769,990   $  1,260,504

Cost of Revenues                                    480,626        779,271

 Gross Profit                                       289,364        481,233

General and Administrative Expense                  501,755        794,288
                                             --------------   ------------

Net Loss Before Merger and
 Acquisition Expenses                              (212,391)      (313,055)

Merger and Acquisition Costs                              -        307,983
                                             --------------   ------------

Net Loss                                     $     (212,391)  $   (621,038)
                                             ==============   ============

Basic and Diluted Loss Per Common Share      $        (0.05)  $      (0.21)
                                             ==============   ============

Weighted Average Common Shares Outstanding        4,121,602      2,909,878
                                             ==============   ============

         See the accompanying notes to condensed financial statements.

                              TRAVEL DYNAMICS, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                     Common Stock     Additional                 Total
                                 -------------------   Paid-In   Accumulated  Stockholders'
                                   Shares     Amount   Capital     Deficit      Deficit
                                 ----------   ------  ---------  ----------   ------------
Balance, March 1, 1998                    -   $    -  $       -  $         -   $         -

Issuance for cash, March 1998     1,532,164    1,532       (877)           -           655

Distribution to shareholder,

 August 1998                              -        -       (900)           -          (900)

Conversion of notes payable,
  August 1998                       467,836      468    343,892            -       344,360

Issuance for assets of Greenway,
 September 1998                   1,236,072    1,236      8,774            -        10,010

Issuance to a consulting firm for
  services, September 1998          404,008      404     60,197            -        60,601

Issuance to an officer for services,
  September 1998                    400,000      400     59,600            -        60,000

Issuance to an officer for
  services, December 1998           250,000      250    37,250             -        37,500

Compensation relating to grant of
 stock options                            -        -    25,602             -        25,602

Net loss                                  -        -         -      (621,038)     (621,038)
                                 ----------   ------  --------   -----------  ------------
Balance, December 31, 1998       4,290,080    $4,290  $533,538   $  (621,038) $    (83,210)
                                 =========    ======  ========   ===========  ============

         See the accompanying notes to condensed financial statements.

                              TRAVEL DYNAMICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Six
                                                               Months Ended
                                                                 December
                                                                 31, 1998
                                                               ------------

Cash Flows From Operating Activities
 Net loss
                                                               $   (621,038)
 Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization                                     6,836
    Compensation and expenses paid with common stock                158,101
    Compensation paid with stock options                             25,602
    Expenses paid with notes payable                                166,112
    Changes in assets and liabilities:
       Employee advances                                             (2,666)
       Prepaid expenses                                             (29,764)
       Inventory                                                     (8,807)
       Deposits and retainers                                      (147,566)
       Accounts payable                                             211,463
       Accrued liabilities                                           40,861
       Deferred revenue                                             260,160
                                                               ------------

    Net Cash Provided By Operating Activities                        59,294
                                                               ------------

Cash Flows From Investing Activities
 Cash paid for office equipment                                     (15,148)
 Increase in related party receivable                               (37,923)
                                                               ------------

    Net Cash Used In Investing Activities                           (53,071)
                                                               ------------
Cash Flows From Financing Activities
 Distributions to shareholder                                          (900)
 Proceeds from issuance of common stock                                 655
                                                               ------------

    Net Cash Used In Financing Activities                              (245)
                                                               ------------

Net Increase in Cash                                                  5,978

Cash at Beginning of Period                                               -
                                                               ------------

Cash at End of Period                                          $      5,978
                                                               ============

Supplemental Schedule of Noncash Investing and Financing Activities:
     Notes payable in the amount of $344,360 were incurred from the payment of $166,112 of expenses, the purchase of equipment of $56,321 and other assets of $4,269. The Company issued 467,836 shares of common stock upon conversion of notes payable in the amount of $344,360. The Company was deemed to have issued 1,236,072 common shares to the shareholders Greenway Environmental Systems, Inc. in exchange for $10,010 of assets.

         See the accompanying notes to condensed financial statements.

                               TRAVEL DYNAMICS INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Travel Dynamics, L.L.C. from March 1, 1998 (date of inception) through July 31, 1998 and the accounts of Travel Dynamics, Inc. (Travel Dynamics) from July 31, 1998 through December 31, 1998. The consolidated financial statements include the accounts of Greenway Environmental Systems, Inc. from the date of its acquisition for accounting purposes on September 29, 1998. These entities are collectively referred to as "the Company." All significant intercompany transactions and balances have been eliminated in consolidation.

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

On September 29, 1998, Travel Dynamics, Inc. entered into a reorganization agreement with Greenway Environmental Systems, Inc. ("Greenway") whereby the shareholders of Travel Dynamics, Inc. exchanged all of the outstanding Travel Dynamics, Inc. common shares for 2,000,000 common shares of Greenway. The agreement was accounted for as the reorganization of Travel Dynamics, Inc. and the acquisition of Greenway's assets in exchange for 1,236,072 shares of common stock. Greenway did not have any operations and had only nominal assets at the date of the agreement. Accordingly, the acquisition of Greenway's assets were recorded at their historical cost of $10,010. In addition, Greenway changed its name to Travel Dynamics, Inc. On a pro forma basis, assuming the reorganization had occurred on March 1, 1998, net sales, net loss and basic and diluted loss per share for the period from March 1, 1998 through December 31, 1998 would have been $1,260,504, $(621,038) and $(0.21), respectively.

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

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered losses from operations and has had negative cash flows from operating activities during 1998 which conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve profitable operations. Management believes future operations will provide sufficient cash flows for the Company to continue as a going concern.

Inventory - Inventory includes vacation travel discount packages and cruise certificates. All inventory items are stated at the lower of cost (computed on a first-in, first-out basis) or market value.

Property and Equipment - Property and equipment is recorded at cost and depreciated over their estimated useful live of seven years, using the straight-line method. Depreciation for the three and six months ended December 31, 1998 was $2,994 and $4,221, respectively.

Intangible and Other Assets - The cost of a marketing master data base has been capitalized as intangible and other assets and is amortized over a five-year period by the straight-line method. Amortization expense for the three and six months ended December 31, 1998 was $1,961 and $2,615, respectively. The reliability of intangible and other long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amount. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated expected net future cash flows or other valuation techniques available in the circumstances. The analyses necessarily involve significant management judgement to evaluate the capacity of an asset to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

Revenue Recognition - Revenue includes the cash sale of travel discount packages and marketing seminars. The Company recognizes revenue for training seminars at the date the customer participates in a seminar. Deferred revenues (seminar deposits) represent amounts billed in advance of such participation.

Cost Recognition - Costs paid to organize the Company as well as costs paid in connection with the reorganization described above were charged to operations when incurred. Advertising costs are expensed as incurred. Advertising expense was $4,009 and $10,018 for the three and six months ended December 31, 1998, respectively.

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

Basic and Diluted Loss Per Share -Basic loss per common share is computed by dividing net loss by the number of weighted-average common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 1,307,111 potentially issuable common shares which were excluded from the calculation of diluted loss per common share.

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
                                                      ==========

NOTE 3 - COMMITMENTS

Travel Dynamics entered into an agreement on June 26, 1998 with a business consulting firm which agreement was mutually rescinded on October 17, 1998 and a new agreement was entered into on October 19, 1998. Under the terms of the new agreement, the consulting firm has provided services and benefits relating to the reorganization of Travel Dynamics and the finding of Greenway and shall provide services relating to Travel Dynamics' ongoing business activities. Travel Dynamics has agreed to pay the consulting firm $5,000 as a non-refundable retainer, $40,000 for assisting Travel Dynamics in the reorganization with Greenway, $10,000 per month for a period of 24 months unless terminated earlier by a 60-day notice of termination, reimbursement of out-of-pocket, printing, and legal expenses, the cost to hire certain professionals on a temporary or contract basis which may range from $1,500 to $2,500 per day to execute some of the consulting firm's recommendations, and the issuance of common stock of Travel Dynamics equal to 10% of all outstanding equity securities, computed on a fully-diluted basis, until Travel Dynamics has raised up to $5,000,000 of investment capital and/or entered into equivalent business combinations.

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

In connection with another three-year employment agreement with the Vice President, the Company issued 250,000 shares of common stock on December 1, 1998 valued at $0.15 per share or $37,500. In addition, cash compensation of $150,000 per year will be paid to the Vice President.

NOTE 4 - STOCK OPTIONS

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

The Company also granted options to the President of the Company in connection with a three-year employment agreement. Options to purchase 600,000 shares of commons stock at $0.10 per share were granted under the agreement. Options to purchase 200,000 shares vested on the anniversary date of the agreement and an additional 200,000 options vest each year of employment. Compensation relating to these options is recognized based upon the intrinsic value of the options and is being recognized over the period the options vest.

The Company entered into two agreements with consulting companies whereby each of these companies were granted stock options. Under one agreement, one of the consulting companies was granted options to purchase 100,000 shares of stock at $0.10 per share. Options to purchase 30,000 shares vested upon execution of the agreement and an additional 35,000 options vest on the anniversary date of the agreement. Under the other agreement with a different company, options to purchase 96,000 shares of stock at $0.10 per share were issued. 12,000 options vest on February 28, 1999 with an additional 12,000 shares vesting every three months thereafter. Compensation relating to these options is recognized based upon the fair value of the options and is being recognized over the period the options vest.



A summary of the status of the Company's stock options as of December 31, 1998 and changes during the period then ended are presented below:

                                                                  Weighted-
                                                                   Average
                                                    Shares      Exercise Price
                                                ----------      --------------
  Outstanding at beginning of period                     -      $            -
  Granted                                        1,196,000                0.10
                                                 ---------                0.10
  Outstanding at period end                      1,196,000                0.10
                                                 =========
  Options exercisable at period end                130,000
                                                 =========

  Weighted-average fair value of
    options granted during the period            $    0.11
                                                 =========

The Company measures stock-based compensation from options granted to non-employees by the fair value method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and measures compensation from options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based compensation charged to operations was $3,000 during the period ended December 31, 1998. Had compensation cost for the Company's options granted to an employee been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net loss and loss per share would have increased for the three and six months ended December 31, 1998 to the pro forma amounts indicated below:

                                               For the Three     For the Six
                                                Months Ended    Months Ended
                                                December 31,    December 31,
                                                        1998            1998
                                               -------------    ------------
Neet loss:
      As reported                              $    (212,391)   $   (621,038)
      Pro forma                                     (217,891)       (626,538)

   Basic and diluted loss per share:
      As reported                              $       (0.05)   $      (0.21)
      Pro forma                                        (0.05)          (0.21)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: underlying common stock value - $0.15, expected life of the options
- 5 years, expected volatility - 75% and risk-free interest rate - 4.4%.


NOTE 5-SUBSEQUENT EVENTS

On January 1, 1999, the Company entered into employment agreements with three non-executive employees. Each of these employment agreements are for three years and may be automatically renewed for an additional year. In connection with these employment agreements, the Company granted each individual options to purchase 25,000 shares of common stock at $0.15 per share. On the anniversary date of each individual's employment, they shall receive an additional 10,000 options to purchase common stock at $0.15 per share. The cash compensation to be paid to these individuals totals $354,000. The Company has also agreed to pay relocation costs of two of the individuals up to $20,000 per individual. The third individual is to receive an additional 10,000 options to purchase common stock at $0.15 per share as payment for compensation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS ANd UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS 10-QSB REPORT ThAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE EXCHANGE ACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, EStIMATES, INTENTIONS, AND STRATEGIES ABOUT THE FUTURE. WORDS SUCH AS, "aNTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTImATES," OR VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT THEIR ABSENCE DOeS NOT MEAN THE STATEMENT IS NOT FORWARD-LOOKING. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CeRTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT ARE DIFFICULT TO PReDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPrESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS.

                  (A) OPERATIONS & LIQUIDITY - THE FINANCIAL STATEMENTS AND BUSINESS OPERATIONS OF TRAVEL DYNAMiCS, INC. ("TDI" AND FORMALLY KNOWN AS GREENWAY ENVIRONMENTAL SYSTEmS, INC. "GREENWAY") CAN NOT BE UNDERSTOOD APART FROM THE RECENT REORGANIZATION OF GREENWAY TO BECOME KNOWN AS TDI THROUGH THE ACQUISITiON OF TRAVEL DYNAMICS, INC. AS A WHOLLY OWNED AND EXCLUSIVE OPERATING SUBSIDIARY, WHICH SUBSIDIARY IS NOW KNOWN AS TRAVEL DYNAMIC SERVICES, INC. ("TDSI").

         AS CURRENTLY CONSTITUTED, THE PRIOR PUBLIC ENTITY, GREENWAY, IS NOW KNOWN AS TRAVEL DYNAMICS, INC. (TDI) WHICH HAS A SINGULAR ACQUIRED OPERATING SUBSIDIARY PRIMARILY ENGAGED IN THE PURCHASE AND RETAIL MARKETING, THROUGH INDEPENDENT AGENTS, OF VARIOUS TRAVEL PACKAGES AND THE OPERATION OF TRAVEL MARKETING sEMINARS. THIS OPERATING COMPANY, TRAVEL DYNAMICS SERVICES, INC.
(TDSI), ACTS AS THE SOLE OPERATING DIVISION AND SUBSIDIARY FOR THE PARENT COMPANY, (TDI).

         ON SEPTEMBER 29, 1998, A FORMAL REVERSE ACQUISITION AGREEMENT WAS CLOSED BY WHICH ALL OF THE ISSUED AND OUTSTANDING SHARES OF THE PRIOR TRAVEL DYNAMICS, INC. WERE ACQUIRED BY GREENWAY, WITH GREENWAY THEN CHANGING ITS NAME TO TRAVEL DYNAMICs, INC. AND THE ACQUIRED SUBSIDIARY CHANGING ITS NAME TO TRAVEL DYNAMIC SERVICES, INC. THE ACQUIRED ENTITY THEN WAS ALLOWED TO NOMINATE FROM ITs MEMBERS THE NEW BOARD OF DIRECTORS FOR THE PARENT COMPANY GREENWAY/TDI, WHICH THEN SUBSEQUENTLY APPOINTED OFFICERS.

         THE PRINCIPAL BUSINESS THEN BECAME THE CONTINUING ASSEMBLY AND MARKETING OF TRAVEL PACKAGES (CONSIStING OF TRAVEL, LODGING, AND USUALLY A RENTAL CAR OR OTHER CONCESSIONS FoR ENTERTAINMENT) WHICH ARE SOLD AS A PACKAGE UNIT AFTER ACQUISITION AnD ASSEMBLY BY THE COMPANY THROUGH VARIOUS INDEPENDENT SALES AGENTS. ThE COMPANY ATTEMPTS TO MAKE A PROFIT BY RE-SELLING THE VARIOUS TRAVEL CoMPONENTS AS A TRAVEL PACKAGE ON A MARK-UP BASIS TO THE VARIOUS INDEPENDENT AGENTS. THE AGENTS THEN ATTEMPT TO RE-SELL THE TRAVEL PACKAGE AT A RETAIL LEVEL FOR A PROFIT.

         SECONDARILY, THE COMPANY ENGAGES IN THE ORGANIZATION AND HOSTING OF VARIOUS TRAVEL MARKETING SEMINARS rELATED TO THE FOREGOING MARKETING PLAN ON A PROFIT BASIS.

         THIRDLY, THE COMPANY IS GAINING INCREASING REVENUES THROUGH VARIOUS DIRECT INTERNET MARKETING ACTIVITIES.

         THE FOREGOING GENERAL DESCRIPTION OF BUSINESS IS MORE PARTICULARLY SET OUT IN THE LAST FILED 10-KSB REPORT FOR THE COMPANY WHICH WAS FILED AS OF OCTOBER 23, 1998. A COPY OF ThIS FILING WILL BE MADE AVAILABLE BY THE COMPANY TO ANY SHAREHOLDER REQUESTING THE SAME, OR TO OTHER INTERESTED PARTIES. ALL FILED DOCUmENTS OF THE COMPANY MAY FURTHER BE RETRIEVED "ON LINE" THROUGH THE INTERNET AT THE SEC HOMEPAGE AT:
HTTP://WWW.SEC.GOV.

         THE FOLLOWING WERE APPOINTED AND ELECTED PURSUANT TO THE REORGANIZATION AND PRESENTLY CONsTITUTE THE CURRENT OFFICERS AND DIRECTORS OF THE COMPANY:

                                    (A)     JAMES PICCOLO, PRESIDENT, DIRECTOR
                                    (B)     BRIAN K SERVICE, EXECUTIVE DIRECTOR
                                    (C)     THOMAS (TOM) DENNIS, DIRECTOR
                                    (D)     GARY DAVIES, DIRECTOR
                                    (E)     THOMAS VERGITH, DIRECTOR

                           OTHER PRINCIPAL OFFICERS WHO ARE NOT DIRECTORS
                  INCLUDE:

                                    (A)     JOHN P. PICCOLO, VICE PRESIDENT
                                    (B)     MELINDA FEHRINGER, SECRETARY,
                                            TREASURER & CFO

                           BIOGRAPHICAL INFORMATION, SHAREHOLD INTEREST AND COMPENSATION PERTAINING TO THE FOREGOING OFFICERS AND DIRECTORS IS CONTAINED IN THE LAST FILED 10-KSB REPORT OF THE COMPANY AND WAS CURRENT AS OF THAT DATE.

         ALL CURRENT DEBTS AND  OBLIGATIONS OF THE PRIOR GREENWAY  ENVIRONMENTAL
SYSTEMS WERE PAID OR oTHERWISE DISCHARGED AS OF THE TIME OF THE COMPLETION OF THE REVERSE ACQUISITION.

         THE PLACE OF OPERATION OF THE BUSINESS CHANGED TO THE PRINCIPAL PRIOR BUSINESS LOCATION OF TRAVEL DYnAMICS, INC. IN SCOTTSDALE, AZ. THE COMPANY HAS ASSUMED, AS ITS SOLE OPERATIONS, THE FORM OF BUSINESS PRESENTLY CONDUCTED BY TRAVEL DYNaMIC SERVICES, INC., AS DESCRIBED
ABOvE.

         IN REVIEWING THE STATEMENT OF OPERATIONS FOR THE COMPANY, IT SHOULD BE UNDERSTOOD THAT THE ACQUIRED OPERATING SUBSIDIARY IS ITSELF A START- UP ENTITY WHICH WAS ORGANIZED ONLY IN MARCH OF 1998 AS AN ARIZONA LIMITED LIABILITY COMPANY. ON JULy 31, 1998, THE MEMBERS OF THE LLC TRANSFERRED THEIR INTERESTS FOR CASH TO THE ACQUIRED SUBSIDIARY ENTITY, THEN KNOWN AS TRAVEL DYNAMICS, INC. AND WHICH HAS NOW BECOME TRAVEL DYNAMICS SERVICES, INC., THE oPERATING SUBSIDIARY COMPANY.

         THERE IS, AS OF DECEMBER 31, 1998, COMBINED TOTAL ASSETS OF $429,274; CURRENT LIABILITIES OF $512,484 RESULTING IN A NEGATIVE STOCKHOLDER EQUITY OF ($83,210) IN THE COMPANY. FOR THE THREE MONTH PERIOD ENDING DECEMBER 31, 1998, THE COMPANY HAD NET LOSSES OF ($212,391), WHICH ARE LARGELY ATTRIBUTABLE TO START-UP COSTS. NET LOSSES FOR THE PRECEDING AND START-Up QUARTER ENDING SEPTEMBER 30, 1998, WERE ($408,647). NET LOSSES FOR THE SIX MONTHS ENDING DECEMBER 31, 1998, WERE ($621,038).

         SALES FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 WERE $1,260,504. THIS COMPARES TO SALES FOR THE QUARTER ENDING SEPTEMBER 30, 1998 OF $769,990. SINCE CURRENT OPERATIONs ESSENTIALLY BEGAN IN JULY, 1998, THERE ARE NO COMPARABLE SALES OR OPERATIONS FOR THE PRIOR YEAR.

         COST OF SALES IN THE QUARTER ENDING DECEMBER 31, 1998, WERE $480,626 OR APPROXIMATELY 62% OF SALES. THE RESULTING GROSS PROFIT WAS $289,364 OR APPROXIMATELY 38% OF SALES. GENERAL AND ADMINISTRATIVE EXPENSES OF $501,755 FOR THIS PERIOD RESULTING IN THE QUARTERLY NET LOSS OF ($212,391) OR APPROXIMATELY ($0.05) PER SHARE.

         THE COMPANY IN THE SIX MONTHS ENDING DECEMBER 31, 1998, PAID $75,000 TO ITS CONSULTANTS AND ISSUED TO SUCH THIRD PARTIES 404,008 SHARES OF RESTRICTED COMMON STOCK PURSUANT TO A PRIOR AGREEMENT. THE CONSULTANTS ALSO ACQUIRED THE RIGHT TO BE ISSUED ADDITIONAL SHARES, WITHOUT CONSIDERATION, SO THAT THEIR SHAREHOLD INTEREST WOULD EQUAL TEN PERCENT OF ALL ISSUED AND OUTSTANdING SHARES UNTIL THE COMPANY HAD RAISED $5,000,000 IN NEW CAPITAL. As OF THIS REPORT, NO NEW SHARES HAVE BEEN ISSUED UNDER THIS CONTINUING RIGHT. FINALLY, THE
CONSULTANTS HAVE AN OPTION TO ACQUIRE UP TO AN ADDItIONAL 111,111 SHARES AT $0.15 PER SHArE.

         MANAGEMENT COMPENSATION FOR THE SIX MONTHS ENDING DECEMBER 31, 1998, INCLUDING SIGNING BONUSES, AGGREGATED $108,000 OR 8.5% OF REVENUES. MANAGEMENT ALSO RECEIVED 650,000 SHARES OF STOCK, AND OPTIONS TO ACQUIRE 1,096,000 SHARES AT AN eXERCISE PRICE OF $0.10/SHARE. IF FULLY EXERCISED, MANAGEMENT SHARES AND OPTIONS WOULD CONSTITUTE APPROXIMATELY 32% OF ALL PRESENTLY ISSUED AND OUTSTANDING STOCK WHEN ADDED TO THE CURRENTLY ISSUED AND OUTSTANDING STOCK OF THE COMPANY.

         THE FOLLOWING CHART ATTEMPTS TO SUMMARIZE THE CURRENT SHARE/OPTION HOLDINGS OF MANAGEMENT, AS WELL AS COMPENSATIONS AS OF DECEMBER 31, 1998:

------------------------------------------------------------------------------------------------------------
NAME                       POSITION              NO. OF             STOCK SUBJECT               TOTAL ANNUAL
                                                 SHARES             TO VESTED OR                MONETARY
                                                                    FUTURE OPTION               COMPENSATION
                                                                    RIGHTS1
------------------------------------------------------------------------------------------------------------
JIM PICCOLO                PRESIDENT/            400,000            600,000                     $250,000
                           DIRECTOR
------------------------------------------------------------------------------------------------------------
BRIAN                      MANAGING              0                  196,000                     PER DIEM2
SERVICE                    DIRECTOR
------------------------------------------------------------------------------------------------------------
THOMAS                     DIRECTOR              0                  100,000                     PER DIEM
DENNIS
------------------------------------------------------------------------------------------------------------
GARY DAVIES                DIRECTOR              0                  100,000                     PER DIEM
------------------------------------------------------------------------------------------------------------
THOMAS                     DIRECTOR              0                  100,000                     PER DIEM
VERGITH
------------------------------------------------------------------------------------------------------------
JOHN PICCOLO               VICE                  0                  0                           $60,000
                           PRESIDENT
------------------------------------------------------------------------------------------------------------
MELINDA                    SECRETARY/            0                  0                           $42,500
FEHRINGER                  TREASURER/
                           CFO
------------------------------------------------------------------------------------------------------------
MARY JONTZ                 VICE                  250,000            0                           $150,000
                           PRESIDENT
                           MARKETING/
                           TRAINING
------------------------------------------------------------------------------------------------------------

1 THE OPTIONS COUNTED FOR MR. SERVICE INCLuDE OPTIONS FOR 96,000 SHARES GRANTED TO A RELATED CONSULTING COMPANY, B.K. BUSINESS SERVICES. THE FOREGOING
MANAGEMENT CHART DOES NOT DESCRIBE OPTIONS TO THIRD PARTY CONSULTANTS, OR OPTIONS TO ACQUIRE UP TO 175,000 SHARES GRANTED TO NON-MANAGEMENT EMPLOYEES SINCE DECEMBER 31, 1998.

2 DIRECTORS ARE NOT PAID A SALARY, BUT RECEIVE A PER DIEM ALLOWANCE (CURRENTLY $1,000 PER MEETING) FOR ATTENDaNCE AT BOARD MEETINGS.

         IN ALL EVENTS, THE COMPANY HAS DETERMINED THAT ALL PRESENT MANAGEMENT OPTIONS SHALL BE CONDITIONALLY GRANTED AND MY NOT BE EXERCISED WITHOUT SUBSEQUENT SHAREHoLDER RATIFICATION. SEE DISCUSSION UNDER ITEM 5 BELOW.

         UNTIL THE COMPANY ACHIEVES A SUSTAINED LEVEL OF PROFITABILITY, IT MUST BE CONSIDERED A START-UP ENTITY. WHILE MANAGEMENT CONSIDERS THE GROWTH OF REVENUES TO BE POSITIVE, MANAGEMENT IS UNABLE TO MAKE ANY CURRENT PROJECTION OF WHEN, OR IF, PROFITABILITY WILL BE OBTAINED.

         FROM ITS TWO PRIMARY MARKET SEGMENTS, THE COMPANY REALIZED $794,118 IN REVENUES OR 63% FROM THE SALES OF ITS TRAVEL PACKAGES AND $214,286 OR 17% FROM
ITS TRAVEL SEMINARS IN THE SIX MONTH ENDING DECEMBER 31, 1998. MISCELLANEOUS REVENUES, INCLUDInG DIRECT INTERNET SALES, WOULD CONSTITUTE REVENUES OF $252,101 OR 20% FOR THIS PERIOD. IN THIS SAME PERIOD, THE COMPANY REALIZED GROSS pROFIT MARGINS OF 34% ON THE TRAVEL PACKAGES, 21% FROM ITS SEMINAR ACTIVITIES, AND 66% FROM MISCELLANEOUS REVENUE ACTIVITIES. MANAGEMENT WOULd REASONABLY PROJECT SIMILAR MARGINS FOR THE NEXT QUARTER.

         THE COMPANY IS MARGINALLY CAPITALIZED TO CARRY ON ITS INTENDED ACTIVITIES AND WILL BE DEPENDENT UPON CONTINUING CASH FLOWS TO MEET OPERATING EXPENSES. NO ASSURANCE Of FINANCIAL SUCCESS OR THE ECONOMIC SURVIVAL OF THE ENTERPRISE CAN BE AsSURED DURING THIS START-UP PERIOD. IN THIS REGARD, THE INDEPENDENT AUDiTORS FOR THE COMPANY HAVE STATED A "GOING CONCERN" RESERVATION.

         IT SHOULD ALSO BE NOTED THAT AS A START UP ENTITY, THE COMPANY HAS AND WILL NECESSARILY CONTINUE TO INCUR CERTAIN TYPES OF START UP COSTS, INCLUDING COSTS RELATED TO THE COmMENCEMENT OF BUSINESS, LEGAL AND ACCOUNTING FEES, INITIAL FILING FEES, AND ADVERTISING AND MARKETING FEES WHICH MAY NOT CONSTITUTE ONGOING FEES; OR, IF ONGOING, MAY NOT BE INCURRED AT THE SAME LEVEL OR PERCEnTAGE OF REVENUES AS EXPERIENCED IN THE START-uP PERIOD.

         MANAGEMENT'S GENERAL DISCUSSION OF OPERATIONS IS LIMITED BY AND SHOULD BE CONSIDERED WITHIN THE CONTEXT OF THE ACTUAL FINANCIAL STATEMENTS AND NOTES ATTACHED THEREtO AND INCORPORATED AS PART OF ITEM 1 ABoVE.

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

         AS TO NON-IT SYSTEMS, THE COMPANY IS REVIEWING WITH ITS TELEPHONE, FAX, AND OTHER VENDORS IF THERE ARE ANY ANTICIPATED PROBLEMS OR UPDATES REQUIRED FOR Y2K COMPLIANCE. PRELImINARILY, THE COMPANY HAS BEEN TOLD THERE SHOULD BE NO PROBLEM WITH THESE NON-IT SYSTEMS.

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

                          PART II. - OTHER INFORMATION
                          ----------------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         NO MATTERS WERE REQUIRED TO BE SUBMITTED TO SHAREHOLDER VOTE DURING THE QUARTER ENDING DECEMBER 31, 1998 OR ARE ANTICIPATED TO BE SUBMITTED DURING THE FIRST QUARTER OF 1999. HOWEVER, DURING THE QUARTER ENDING DECEMBER 31, 1998 THE BOARD HAS ADOPTED A COMPREHENSIVE QUALIFIED EMPLOYEE INCENTIVE STOCK OPTION PLAN AS GENERALLY DESCRIBED ABOVE UNDER DISCUSSION OF MANAGEMENT OPTIONS.

         IF PRESENTLY EXERCISED, THESE OPTION SHARES WOULD CONSTITUTE APPROXIMATELY 22% OF THE CURRENTLY ISSUED SHARES WHEN AGGREGATED WITH ALL OTHER CURRENTLY ISSUED SHARES. SINCE THE INCENTIVE OPTIONS COULD NOT BE ADOPTED BY DISINTERESTED DIREcTORS, THE DIRECTORS HAVE DECIDED TO CONDITIONALLY GRANT THE MANAGEMENT OPTIONS SUBJECT TO SHAREHOLDER RATIFICATION OR REJECTION OF THE INCeNTIVE STOCK OPTION PLAN AT THE NEXT SHAREHOLDERS' GENERAL MEETING. No DATE FOR THE NEXT SHAREHOLDERS' MEETING HAS BEEN SET.


ITEM 5. - OTHEr INFORMATION.
----------------------------

         THE COMPANY KNOWS OF NO OTHER MATERIAL INFORMATION OTHER THAN AS DESCRIBED AND SET OUT ABOVE AND UNDER THIS ITEM 5. FOR THE INTERIM PERIOD, THE COMPANY WILL BE ENGAGED IN ATTEMPTING TO ASSIMILATE CHANGES RESULTING FROM THE REORGANIZATION AND TO WORK TO ACHIEVE A LEVEL OF PROFITABLE oPERATIONS.

         THE COMPANY FURTHER NOTES THAT ACTIVE TRADING IN ITS STOCK COMMENCED IN JANUARY, 1999 UNDER THE TRADING SYMBOL "TDNM" AFTER SUBMISSION TO AND CLEARANCE BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS (NASD). CLEARANCE FOR TRaDING SHOULD NOT IN ANY MANNER BE CONSTRUED AS AN ENDORSEMENT OR REVIeW OF THE COMPANY BY THE NASD OR BY ANY MEMBER BROKER/DEALER, OR BY THE SECURITIES AND EXCHANGE COMMISSION. ALPINE SECURITIES OF SALT LAKE CITY, UTAH, WAS THE SUBMITTING BROKER. THE HIGH AND LOW TRADES DURING JANUARY WERE $6.00 AND $3.00.

         THE COMPANY IS ALSO PLANNING ON MOVING FORWARD WITH A PRIVATE PLACEMENT AT SOME POINT WITHIN THE fIRST SIX MONTHS OF 1999 OF SOME OF ITS AUTHORIZED COMMON STOCK TO PROViDE NEEDED CAPITAL FOR THE COMPANY. NO TERMS OF THIS OFFERING HAVE BEEN FIXED, EXCEPT THAT GROSS PROCEEDS WILL NOT EXCEED $1.5
MILLION. ANY SHAREHOLDER WISHING A COPY OF THE PROPOSED PRIVATE PLACEMENT OFFERING MEMORANDUM CAN OBTAIN A COPY FROM THE COMPANY UPON REQUEST AS COMPLETeD. THE COMPLETION OF THIS PRIVATE PLACEMENT MAY HAVE A DILUTIVE IMPAcT UPON CURRENT SHAREHOLDERS IN AN AMOUNT NOT PRESENTLY DETERMINED, BUT WHICH SHOULD BE DISCUSSED IN THE PRIVATE PLACEMENT OFFERING.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

         (1) THE ATTACHED UNAUDITED FINANCIALS FOR THE PERIOD ENDING DECEMBER 31, 1998, ARE ATTACHED AND INCORPORATED AS PART I.

         (2) THE COMPANY MADE NO 8-K FILINGS IN THE QUARTER ENDING DECEMBER 31, 1998.

                           ..........................

         OTHER EXHIBITS:

                  NONE



                                   SIGNATURES
                                   ----------


     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREuNTO DULY AUTHORIZED.


                              TRAVEL DYNAMICS, INC.




DATE: FEBRUARY 12, 1999                           BY
                                                    ---------------------------
                                                       JAMES PICCOLO
                                                       PRESIDENT/DIRECTOR






DATE: FEBRUARY 12, 1999                           BY
                                                    ----------------------------
                                                       MELINDA FEHRINGER
                                                       SECRETARY/TREASURER
TDI/4QTR98.10Q                                         CHIEF FINANCIAL OFFICER