Form 10QSB
period 1999-03-31
TRAVEL DYNAMICS INC
filed 1999-05-17
CIK 831904

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             ---
                           THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999
             ---                      OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                       OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM   N/A      TO
                                             -----   ----
         COMMISSION FILE NUMBER :  33-21239

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

YES  X     NO     AS TO FILING    YES   X    NO      AS TO FILING REQUIREMENT
    ---      ---                       ---      ---
          THE NUMBER OF SHARES OUTSTANDING AT MARCH 31, 1999: 4,315,080

                              TRAVEL DYNAMICS, INC.

                                      INDEX

                                                                                     PAGE
                                                                                     ----
PART I.                    FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS  ................................ EXHIBIT

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS................3



PART II.  OTHER INFORMATION


         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY  HOLDERS............................................8

         ITEM 5.           OTHER INFORMATION ...........................................9

         ITEM 6.           EXHIBITS ....................................................9










                     [INAPPLICABLE ITEMS HAVE BEEN OMITTED]

                         PART I. - FINANCIAL INFORMATION
                         -------------------------------


ITEM 1. FINANCIAL STAtEMENTS.  [UNAUDITED]
-----------------------------

         THE CONSOLIDATED FINANCIAL STATEMENTS OF TRAVEL DYNAMICS, INC. FOR THE THREE MONTH PERIOD ENDING MaRCH 31, 1999, ARE ATTACHED AND INCORPORATED BY THIS REFERENCE AS ITeM 1. THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS INCLUDE COMPARATIVE DATA FOR THE ACCOUNTS OF PREDECESSOR ENTITIES TRAVEL DYNAMICS, L.L.C. FROM MARCH 1, 1998 (DATE OF INCEPTION) THROUGH JULY 31, 1998 (dATE OF ASSET ACQUISITION) AND THE ACCOUNTS OF TRAVEL DYNAMICS, INC. (NoW KNOWN AS TRAVEL DYNAMIC SERVICES, INC.) FROM JULY 31, 1998 (INCEpTION) TO MARCH 31, 1999. THE CONSOLIDATED FINANCIAL STATEMENTS FOR COMPARATIVE PURPOSES ALSO INCLUDE THE ACCOUNTS OF GREENWAY ENVIRONMENTAL SYSTEMS, INC., (NOW KNOWN AS "TRAVEL DYNAMICS") THROUGH THE DATE OF THE REVERSE ACQUISITION ON SEPTEMBER 29, 1998. THESE TWO ENTITIES (TRAVEL DYNAMICS, INC. AS THE PARENT COMPANY AND TRAVEL DYNAMICS SERVICES, INC. AS THE SOLE OPERATING SUBSIDIARY) ARE COLLECTIVELY
REFERRED TO AS "THE COMPANY." ALL SIGNIFICANT INTERCOMPANY TRANSACTIONS AND BALANCES HAVE BEEN ELIMINATED IN CONSOLIDATION.





                              TRAVEL DYNAMICS, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       Page

Condensed Consolidated Balance Sheet - March 31, 1999 (Unaudited)..................................      F-1

Condensed  Consolidated  Statements of Operations  for the Three and Nine Months
   Ended  March  31,  1999  and for the  Period  from  March  1,  1998  (Date of
   Inception) through March 31, 1998 (Unaudited)...................................................      F-2


Condensed Consolidated Sta+tements of Stockholders' Deficit for the Period from March 1,
   1998 (Date of Inception) through June 30, 1998 and for the Nine Months Ended
   March 31, 1999 (Unaudited)......................................................................      F-3

Condensed Consolidated  Statements of Cash Flows for the Nine Months Ended March
  31,  1999 and for the Period  from March 1, 1998 (Date of  Inception)  through
  March 31, 1998 and for the Nine Months Ended March 31, 1999 (Unaudited)..........................      F-4


Notes to Condensed Consolidated Financial Statements...............................................      F-5


                              TRAVEL DYNAMICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 1999
                                   (Unaudited)

                                     ASSETS
Current Assets
     Cash and cash equivalents...................................................................$      145,788
     Accounts receivable.........................................................................        17,118
     Related party receivable....................................................................        44,538
     Inventory...................................................................................        79,913
     Prepaid seminar expenses....................................................................       145,245
     Other prepaid expenses......................................................................         6,168
                                                                                                 --------------
         Total Current Assets....................................................................       438,770
                                                                                                 --------------
Property and Equipment
     Office equipment............................................................................       110,607
     Software for internal use...................................................................       203,040
     Less accumulated depreciation...............................................................       (10,274)
                                                                                                 --------------
         Net Property and Equipment..............................................................       303,373
                                                                                                 --------------
Intangible Assets
     Trademarks, net of $327 accumulated amortization............................................         5,553
     Marketing master data base, net of $4,576 accumulated amortization..........................       113,081
     Other.......................................................................................         4,000
                                                                                                 --------------
         Total Intangible Assets.................................................................       122,634
                                                                                                 --------------
Total Assets.....................................................................................$      864,777
                                                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable............................................................................$      357,492
     Accrued liabilities.........................................................................        43,330
     Deferred revenue............................................................................       592,756
     Notes payable related party.................................................................        50,000
                                                                                                 --------------
         Total Current Liabilities...............................................................     1,043,578
                                                                                                 --------------
Stockholders' Equity
     Common stock -$0.001 par value; 50,000,000 shares
        authorized; 4,315,080 shares issued and outstanding .....................................         4,315
     Additional paid-in capital..................................................................       551,225
     Accumulated deficit.........................................................................      (734,341)
                                                                                                 --------------
         Total Stockholders' Deficit.............................................................      (178,801)
                                                                                                 --------------
Total Liabilities and Stockholders' Deficit......................................................$      864,777
                                                                                                 ==============

   See the accompanying notes to condensed consolidated financial statements.


                              TRAVEL DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                                 For the Period
                                                          For the Three       For the Nine       from March 1, 1998
                                                           Months Ended         Months Ended     (Date of Inception)
                                                           March 31,            March 31,           Through
                                                          1999                  1999                March 31, 1998
                                                          -------------      ---------------     -----------------

Revenues..................................................$     873,705      $     2,134,209     $              -

Cost of Revenues..........................................      426,533            1,205,804                    -
                                                          -------------      ---------------     -----------------

     Gross Profit.........................................      447,172              928,405                    -
                                                          -------------      ---------------     -----------------

Expenses
     General and administrative expense...................      560,475            1,354,763                    -
     Merger and reorganization expense....................          --               307,983                    -
                                                          -------------      ---------------     -----------------

     Total Expenses.......................................      560,475            1,662,746                    -
                                                          -------------      ---------------     -----------------

Net Loss..................................................$    (113,303)     $      (734,341)    $              -
                                                          =============      ===============     =================

Basic and Diluted Loss Per Common Share ..................$       (0.03)     $         (0.19)    $              -
                                                          =============      ===============     =================

Weighted Average Number of Common
 Shares Used in Per Share Calculation.....................    4,314,802            3,871,350             1,532,164
                                                          =============      ===============     =================


   See the accompanying notes to condensed consolidated financial statements.

                              TRAVEL DYNAMICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                                                                         Additional                            Total
                                              Common Stock                Paid-in        Accumulated        Stockholders'
                                           Shares      Amount             Capital          Deficit             Deficit
                                           ------      ------             -------          -------             -------

Balance, March 1, 1998 (Date
  of Inception).........................         -   $        -   $           -   $            -   $            -

Issuance for cash, March 1998,
  $0.00 per share ......................  1,532,164        1,532            (877)              -               655
                                        -----------  -----------  --------------  ---------------  ---------------

Balance, June 30, 1998..................  1,532,164        1,532            (877)              -               655

Distribution to shareholder,
  August 1998...........................         -            -             (900)              -              (900)
Conversion of notes payable,
  August 1998, $0.74 per share .........    467,836          468         343,892               -           344,360
Issuance for assets of Greenway,
  September 1998, $0.01 per share         1,236,072        1,236           8,774               -            10,010
Issuance to a consulting firm for
  services, September 1998, $0.15
  per share.............................    404,008          404          60,197               -            60,601
Issuance to an officer for services,
  September 1998, $0.15 per share.......    400,000          400          59,600               -            60,000
Issuance to an officer for services,
  December 1998, $0.15 per share........    250,000          250          37,250               -            37,500
Issuance to a consulting firm for
  services, January 1999, $0.15
  per share.............................     25,000           25           3,725               -             3,750
Compensation relating to grant of
  stock options.........................         -            -           39,564               -            39,564
Net loss................................         -            -               -         (734,341)         (734,341)
                                        -----------  -----------  --------------  ---------------  ---------------

Balance, March 31, 1999.................  4,315,080  $     4,315  $      551,225  $      (734,341) $      (178,801)
                                        ===========  ===========  ==============  ===============  ===============


   See the accompanying notes to condensed consolidated financial statements.



                              TRAVEL DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  For the Period
                                                                                                  from March 1, 1998
                                                                               For the Nine       (Date of Inception)
                                                                               Months Ended            Through
                                                                              March 31, 1999        March 31, 1998
                                                                              --------------        --------------
Cash Flows From Operating Activities
   Net loss.................................................................$       (734,341)     $           -
   Adjustments to reconcile net loss to net cash
      used by operating activities:
     Depreciation and amortization..........................................          15,177                  -
     Compensation and expenses paid with common stock.......................         161,851                  -
     Compensation paid with stock options...................................          39,564                  -
     Expenses paid with notes payable.......................................         166,382                  -
     Changes in assets and liabilities:
       Accounts receivable..................................................         (17,118)                 -
       Prepaid expenses ....................................................        (151,413)                 -
       Inventory............................................................         (79,913)                 -
       Accounts payable.....................................................         357,492                  -
       Accrued liabilities..................................................          43,330                  -
       Deferred revenue.....................................................         592,756                  -
                                                                            ----------------      --------------
   Net Cash and Cash Equivalents Provided by Operating Activities                    393,767                  -
                                                                            ----------------      --------------
Cash Flows From Investing Activities
   Payments to purchase property and equipment..............................        (257,326)                 -
   Increase in related party receivable.....................................         (34,528)                 -
   Payments to purchase intangible assets...................................          (5,880)                 -
                                                                            ----------------      --------------
   Net Cash and Cash Equivalents Used in Investing Activities...............        (297,734)                 -
                                                                            ----------------      --------------
Cash Flows From Financing Activities
   Distributions to shareholder.............................................            (900)                 -
   Proceeds from issuance of common stock ..................................              -                 655
   Proceeds from notes payable - related party..............................          50,000                  -
                                                                            ----------------      --------------
   Net Cash and Cash Equivalents Provided by Financing Activities                     49,100                655
                                                                            ----------------      --------------
Net Increase in Cash and Cash Equivalents...................................         145,133                655
Cash and Cash Equivalents at Beginning of Period............................             655                  -
                                                                            ----------------      --------------
Cash and Cash Equivalents at End of Period..................................$        145,788      $         655
                                                                            ================      ==============



Supplemental Schedule of Noncash Investing and Financing Activities:
   Notes payable in the amount of $344,360 were incurred from the payment of $166,382 of expenses, the purchase of $56,321 of equipment and intangible assets of $121,657. The Company issued 467,836 shares of common stock upon conversion of the notes payable in the amount of $344,360. The Company was deemed to have issued 1,236,072 common shares to the shareholders of Greenway Environmental Systems, Inc. in exchange for $10,010 of assets, which consisted primarily of a receivable from a related party.

   See the accompanying notes to condensed consolidated financial statements.

                              TRAVEL DYNAMICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Travel Dynamics, L.L.C. from March 1, 1998 (date of inception) through July 31, 1998 and the accounts of Travel Dynamics, Inc. (Travel Dynamics) from July 31, 1998 through December 31, 1998. The consolidated financial statements include the accounts of Greenway Environmental Systems, Inc. from the date of its acquisition for accounting purposes on September 29, 1998. These entities are collectively referred to as "the Company." All significant inter company transactions and balances have been eliminated in consolidation.

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

On September 29, 1998, Travel Dynamics, Inc. entered into a reorganization agreement with Greenway Environmental Systems, Inc. ("Greenway") whereby the shareholders of Travel Dynamics, Inc. exchanged all of the outstanding Travel Dynamics, Inc. common shares for 2,000,000 common shares of Greenway and Travel Dynamics became a wholly-owned subsidiary of Greenway. The agreement was accounted for as the reorganization of Travel Dynamics, Inc. and the acquisition of Greenway's assets in exchange for 1,236,072 shares of common stock. Greenway did not have any operations and had only nominal assets at the date of the agreement. Accordingly, Greenway's assets were recorded at their historical cost of $10,010. In addition, Greenway changed its name to Travel Dynamics, Inc.

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

Business C -- The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered losses from operations during fiscal year 1999 which conditions raise substantial doubt about the Company's ability to continue as a going concern.

                              TRAVEL DYNAMICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Company's continued existence is dependent upon its ability to achieve profitable operations. Management believes future operations will provide sufficient cash flows for the Company to continue as a going concern.

Cash Equivalents - Highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.


Inventory - Inventory includes vacation travel discount packages and cruise certificates. All inventory items are stated at the lower of cost (computed by the first-in, first-out basis) or market value.

Advertising Costs - Prepaid seminar facility and other expenses, such as deposits for hotel use, are deferred until the related seminars are held to match the expenses with seminar revenues. Direct-response advertising costs, including the cost of a purchased marketing master date base, are capitalized and amortized over the period of the related sales effort. All other advertising costs are expensed as incurred. Advertising expense was $1,015 and $11,033 for the three and nine months ended March 31, 1999, respectively.

Office Equipment - Office equipment is recorded at cost and depreciated over its estimated useful live of seven years, using the straight-line method. Depreciation for the three and nine months ended March 31, 1999 was $4,990 and $9,211, respectively.

Software for Internal Use - In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use" (SOP 98-1), the Company charges software evaluation and maintenance costs to expense. Material software development costs subsequent to the establishment of technological feasibility are capitalized, including the costs to purchase, develop and install software for internal use. Capitalized software costs include management information systems and the development to date of an online store to advertise and sell travel packages accessible through the Company's Internet web site. Costs to complete the online store will be capitalized as incurred. Software acquisition and installation costs are depreciated over periods from one to three years by the straight-line method beginning when the systems are operational. Depreciation expense for the three and nine months ended March 31, 1999 was $1,063 and $1,063, respectively.

Intangible Assets - The cost of a trademark has been capitalized and is being amortized over a three-year period by the straight-line method. Amortization expense for the three and nine months ended March 31, 1999 was $327 and $327 respectively. The cost of a marketing master data base used for direct-response advertising has been capitalized and is being amortized over a five-year period by the straight-line method. Amortization expense for the three and nine months ended March 31, 1999 was $1,961 and $4,576, respectively.

Long-Lived Assets - The realizability of long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. The analyses necessarily involve significant management judgement to evaluate the capacity of an asset to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

                              TRAVEL DYNAMICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Revenue Recognition - Revenue includes the cash sale of travel discount packages and marketing seminars. The Company recognizes revenue for training seminars at the date the customer participates in a seminar. Deferred revenues (seminar deposits) represent amounts collected in advance of such participation.

Organization Costs - Costs paid to organize the Company as well as costs paid in connection with the reorganization described above were charged to operations when incurred.

Stock-Based C -- Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. Compensation relating to options granted to non employees is measured by the fair value of the options, computed by an option pricing model.

Basic and Diluted Loss Per Share -Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 1,484,444 potentially issuable common shares which were excluded from the calculation of diluted loss per common share.

NOTE 2 - REORGANIZATION OF TRAVEL DYNAMICS L.L.C.

The assets and liabilities transferred from Travel Dynamics L.L.C. at July 31, 1998 were accounted for at historical cost in a manner similar to that of pooling of interests as follows:

         Historical cost of assets.....................$       177,544
         Short-term notes payable......................       (195,000)
         Deferred revenue..............................        (83,115)
                                                       ---------------

         Net Liabilities Assumed.......................$      (100,571)
                                                       ===============

NOTE 3 - COMMITMENTS

Agreements With C-- Travel Dynamics entered into an agreement on June 26, 1998 with a business consulting firm which agreement was mutually rescinded on October 17, 1998 and a new agreement was entered into on October 19, 1998. Under the terms of the new agreement, the consulting firm has provided services and benefits relating to the reorganization of Travel Dynamics and finding Greenway and will provide services relating to Travel Dynamics' ongoing business activities. Travel Dynamics paid the consulting firm $5,000 as a non refundable retainer, $40,000 for assisting Travel Dynamics in the reorganization with Greenway and $10,000 per month through March 31, 1999 (as currently modified). In addition, Travel Dynamics has agreed to reimburse the consulting firm for out-of-pocket, printing, and legal expenses, the cost to hire certain professionals on a temporary or contract basis which may range from $1,500 to $2,500 per day to execute some of the consulting firm's recommendations, and agreed to the issuance of common stock of Travel Dynamics equal to 10% of all outstanding equity securities, computed on a fully-diluted basis, until Travel Dynamics has raised up to $5,000,000 of investment capital or has entered into equivalent business combinations. As of March 31, 1999, 429,008 shares of common stock have been issued regarding this commitment and were valued at $64,351 or

                             TRAVEL DYNAMICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

$0.15 per share. Also, the Company has granted options to purchase 1,336,000 shares of common stock which may require the Company to issue an additional 148,444 shares of common stock to the consulting firm. The fair value of the common stock at the date of the agreement was $0.15 per share.

The consulting firm has been granted registration rights regarding their common stock commencing nine months from the date of the agreement and piggyback registration rights to register their stock as part of any other registration of Travel Dynamics' equity securities. If Travel Dynamics merges with, acquires assets or property or obtains financing from any entity the consulting firm introduces to Travel Dynamics, Travel Dynamics is obligated to pay the consulting firm a finder's fee of 5% of the first $3,000,000, 4% of the next $2,000,000 and 3% of the amount above $5,000,000 of gross proceeds from the transaction. The consulting firm will be entitled to appoint one member of the Board of Directors.

On January 1, 1999, the Company entered into an agreement for services with a second consulting firm. This agreement is for a one year period. This agreement requires the Company to pay the firm $3,000 per month through December 1999. The firm also received 40,000 options to purchase common shares of the Company at $0.10 per share. Options for 10,000 shares vested upon being granted and the remaining options vest evenly at the beginning of each quarter.

Employment Agreements -- In connection with a three-year employment agreement with the Company's president, the Company issued 400,000 shares of common stock on September 30, 1998 valued at $0.15 per share, or $60,000. In addition, the employment agreement requires the payment of cash compensation of $250,000 per year. The Company also granted the President options to purchase 600,000 shares of common stock at $0.10 per share.

In connection with a three-year employment agreement with the Vice President, the Company issued 250,000 shares of common stock on December 1, 1998 valued at $0.15 per share or $37,500. In addition, cash compensation of $150,000 per year will be paid to the Vice President.

On January 1, 1999, the Company entered into employment agreements with three non-executive employees. Each of these employment agreements is for three years and may be automatically renewed for an additional year. In connection with these employment agreements, the Company granted options to purchase 85,000 shares of common stock at $0.15 per share. On the anniversary date of each individual's employment, they will each receive an option to purchase an additional 10,000 options exercisable at $0.15 per share. Cash compensation to be paid to these individuals totals $354,000 annually.

NOTE 4 - STOCK OPTIONS

On October 1, 1998, the Company granted options to purchase 400,000 shares of common stock at $0.10 per share to members of the Board of Directors. The options vest at the rate of 25% upon being granted and 25% per year over the following three years. Compensation relating to the options granted to the Board of Directors, based upon the fair value of the options, is being recognized over the period the options vest. As of March 31, 1999, one of the members of the Board of Directors resigned and forfeited 75,000 options.

The Company granted stock options to two consulting companies under the terms of agreements with those consultants. One of the consultants was granted options on October 1, 1998 to purchase 100,000 shares of stock at $0.10 per share. Options

                              TRAVEL DYNAMICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

to purchase 30,000 shares vested upon execution of the agreement and an additional 35,000 options vest each of the following two anniversary dates of the agreement. The second consultant was granted options to purchase 96,000 shares of stock at $0.10 per share. Options for 12,000 shares vested on February 28, 1999 and 12,000 options vest each of the following seven quarters. Compensation relating to these options, based upon the fair value of the options, is being recognized over the period the options vest.

The Company granted options to purchase 600,000 shares of common stock at $0.10 per share to its president on October 1, 1998 in connection with a three-year employment agreement. Options to purchase 200,000 shares will vest on the anniversary date of the agreement and an additional 200,000 options vest each year of employment. Compensation relating to these options, based upon the intrinsic value of the options of $30,000 or $0.05 per option, is being recognized over the period the options vest.

The Company granted options to purchase 175,000 shares of common stock at $0.10 per share to three employees in connection with employment agreements. Options to purchase 85,000 shares vested upon being granted with the remainder vesting through 2001. Compensation relating to these options, based upon the intrinsic value of the options, is being recognized over the period the options vest. The Company granted 40,000 options to purchase common shares of the Company to a firm in conjunction with an agreement for services dated January 1, 1999. The options vest at the rate of 10,000 shares per quarter during 1999.

A summary of the status of the Company's stock options as of March 31, 1999 and changes during the nine month-period then ended is presented below:


                                                                   Weighed
                                                                   Average
                                               Shares          Exercise Price
                                               ------          --------------
     Outstanding at beginning of period....         -        $        -
     Granted...............................  1,411,000              0.11
     Forfeited.............................     75,000              0.10
                                           -----------
     Outstanding at period end.............  1,336,000              0.10
                                           ===========
     Options exercisable at period end.....    237,000              0.12
                                           ===========
     Weighted-average fair value of
       options granted during the period...$      0.11
                                           ===========

The Company measures stock-based compensation from options granted to non employees by the fair value method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and measures compensation from options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based compensation charged to operations was $39,564 during the nine months ended March 31, 1999. Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased for the three and nine months ended March 31, 1999 to the pro forma amounts indicated below:
                                      F-9

                              TRAVEL DYNAMICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                    For the Three      For the Nine
                                                     Months Ended       Months Ended
                                                        March 31,          March 31,
                                                          1999               1999
                                                    -------------      -------------
         Net loss:
                  As reported.......................$    (113,303)     $    (734,341)
                  Pro forma.........................     (128,678)          (755,216)

         Basic and diluted loss per share:
                  As reported.......................$       (0.03)     $       (0.19)
                  Pro forma.........................        (0.03)             (0.20)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions: underlying common stock value - $0.15, expected life of the options
- 4.9 years, expected volatility - 75% and risk-free interest rate - 4.5%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS 10-QSB REPORT ThAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN tHE MEANING OF SECTION 21 E OF THE EXCHANGE ACT, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, EStIMATES, INTENTIONS, AND STRATEGIES ABOUT THE FUTURE. WORDS SUCH AS, "aNTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "PREDICTS," "FORECASTS," OR VARIATIONS OF SUCH WORDS AND SIMiLAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATeMENTS, BUT THEIR ABSENCE DOES NOT MEAN THE STATEMENT IS NOT FORWARD-lOOKING. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE aND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT aRE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED. ANY SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN UNFORESEEN FACTORS, AS WELL AS DIFFERENCES IN ACTUAL RESULTS.
         THE FOLLOWING CONSTITUTES MANAGEMENT'S SUMMARY OF WHAT IT BELIEVES TO BE CERTAIN SIGNIFICANT FINANCIAL DATA, BUT IS LIMITED BY AND SUBJECT TO THE MORE

COMPLETE FINANCIAL STATEMENTS ATTACHED AS ITEM I AND SHOULD BE REVIEWED IN CO-JUNCTION THEREWITH.

                  (A) OPERATIONS & LIQUIDITY - AS MORE FULLY DESCRIBED BELOW THE COMPANY UNDERWENT A REVERSE ACQUISITION REORGANIZATION IN SEPTEMBER 1998. THE COMPANY EARLIER REPORTED ITS INITIAL FINANCIAL DATA FOR THE START-UP QUARTER ENDING DECEMBER 31, 1998. MANAGEMENT IS PLEASED TO ANNOUNCE AN INCREASE IN REVENUES FROm THE FOURTH QUARTER OF 1998 THROUGH THE FIRST QUARTER OF 1999, ENDING MARCH 31ST, FROM $769,990 TO $873,705 OR APPROXIMATELY 12%. DURING THIS SAME COMPARATIVE PERIOD THE COMPANY REPORTED A DECREASE IN NET LOSSES FRoM $113,303 FOR THE FIRST QUARTER OF 1999 COMPARED TO A LOSS OF ($212,391) FOR THE LAST QUARTER OF 1998.

         MANAGEMENT REMAINS OPTIMISTIC THAT IT CAN CONTINUE TO ACHIEVE FUTURE GROWTH IN REVENUES AND WILL AT SOME FUTURE DATE ACHIEVE PROFITABILITY, THOUGH NO FORECAST OR WARRANTY OF SUCH DATE IS CURRENTLY MADE. BY SECTOR COMPARISON, THE FOURTH QUARTER OF 1998 REVENUES CAN BE CONTRASTED WITH THE FIRST QUARTER OF 1999 REVENUES AS FOLLOWS:

                             SELECTED FINANCIAL DATA


                                          FOURTH QUARTER                      FIRST                   PERCENTAGE
                                              1998                           QUARTER                   CHANGE IN
                                        (INITIAL QUARTER)                      1999                    REVENUES
-------------------------------------------------------------------------------------------------------------------
                                           REVENUES                          REVENUES
-------------------------------------------------------------------------------------------------------------------
TRAVEL PACKAGES                           $443,514                           $483,071                     +  8%
-------------------------------------------------------------------------------------------------------------------
SEMINARS*                                 $175,866                           $132,454                     - 25%
-------------------------------------------------------------------------------------------------------------------
ON LINE SALES & MISC.                     $150,610                           $258,180                     + 42%
-------------------------------------------------------------------------------------------------------------------
TOTAL:                                    $769,990                           $873,705                     + 22%
-------------------------------------------------------------------------------------------------------------------

         *IT SHOULD BE NOTED THAT SEMINARS ARE NOT UNIFORMLY SCHEDULED, HENCE THERE MAY BE SIGNIFICANT VARIATIONS IN SEMINAR REVENUES BETWEEN QUARTERS.
GENERALLY NO SIGNIFICANT SEMINARS WILL BE SCHEDULED FOR THE FIRST QUARTER OF EACH YEAR.

                  (B) HISTORICAL BACKGROUND - THE FINANCIAL STATEMENTS AND BUSINESS OPERATIONS OF TRAVEL DYNAMiCS, INC. ("TDI" AND FORMALLY KNOWN AS GREENWAY ENVIRONMENTAL SYSTEMS, INC. "GREENWAY") CAN NOT BE UNDERSTOOD APART FROM THE RECENT REORGANIZATION OF GREENWAY TO BECOME KNOWN AS TDI THROUGH THE

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

         THE PRINCIPAL BUSINESS OF THE COMPANY THEN BECAME THE CONTINUING ACQUISITION AND MARKETING OF TRAVEL PACKAGES (CONSISTING OF TRAVEL, LODGING, AND USUALLY A RENTAL CAR OR OTHER CONCESSIONS FOR ENTERTAINMENT) WHICH ARE SOLD AS A PACKAGE UNIT AFTER ACQUISITION BY THE COMPANY THROUGH VARIOUS INDEPeNDENT SALES AGENTS. THE COMPANY ATTEMPTS TO MAKE A PROFIT BY RE-SELLING THE VARIOUS TRAVEL COMPONENTS AS A TRAVEL PACKAGE ON A MARK-UP BASIS TO THE VARIOUS INDEPENDENT AGENTS. THE AGENTS THEN ATTEMPT TO RE-SELL THE TRAVEL PACKAGE AT A RETAIL LEVEL fOR A PROFIT.

         SECONDARILY, THE COMPANY ENGAGES IN THE ORGANIZATION AND HOSTING OF VARIOUS TRAVEL MARKETING SEMINARS RELATED TO THE FOREGOING MARKETING PLAN ON A PROFIT BASIS.

         THIRDLY, THE COMPANY IS GAINING INCREASING REVENUES THROUGH VARIOUS DIRECT "INTERNET" MARKETING ACTIVITIES.

         THE FOREGOING GENERAL DESCRIPTION OF BUSINESS IS MORE PARTICULARLY SET OUT IN THE LAST FiLED 10-KSB REPORT FOR THE COMPANY WHICH WAS FILED AS OF OCTOBER 23, 1998. A COPY OF THIS FILING OR OTHER FILINGS TO DATE UNDER THE SECURITIES ACT OF 1934 BY THE COMPANY WILL BE MADE AVAILABLE BY THE COMPANY TO ANY SHAREHOLDER REQUESTING THE SAME, OR TO OTHER INTERESTED PARTIES. ALL FILED DOCUMENTS OF THE COMPANY MAY FURTHER BE RETRIEVED "On LINE" THROUGH THE INTERNET AT THE SEC HOMEPAGE AT: HtTP://WWW.SEC.GOV.

         THE FOLLOWING WERE APPOINTED AND ELECTED PURSUANT TO THE REORGANIZATION AND PRESENTLY CONsTITUTE THE CURRENT OFFICERS AND DIRECTORS OF THE COMPANY:

                                    (A)     JAMES PICCOLO, PRESIDENT, DIRECTOR
                                    (B)     BRIAN K SERVICE, EXECUTIVE DIRECTOR
                                    (C)     THOMAS (TOM) DENNIS, DIRECTOR
                                    (D)     THOMAS VERGITH, DIRECTOR

                           MR. GARY DAVIES WAS ORIGINALLY APPOINTED TO THE BOARD
                  AFTER THE REORGANIZATION, BUT SUBSEQUENTLY RESIGNED.

                           OTHER PRINCIPAL OFFICERS WHO ARE NOT DIRECTORS
                  INCLUDE:

                                    (A)     JOHN P. PICCOLO, VICE PRESIDENT
                                    (B)     MELINDA FEHRINGER, TREASURER
                                    (C)     BRIAN SERVICE, SECRETARY, CFO

                           BIOGRAPHICAL INFORMATION, SHAREHOLD INTEREST AND COMPENSATION PERTAINING TO THE FOREGOING OFFICERS AND DIRECTORS IS CONTAINED IN THE LAST FILED 10-KSB REPORT OF THE COMPANY AND WILL BE UPDATED IN THE NEXT 10-KSB TO BE FILED IN SEPTEMBER, 1999.

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

         IN REVIEWING THE STATEMENT OF OPERATIONS FOR THE COMPANY, IT SHOULD BE UNDERSTOOD THAT THE ACQUIRED OPERATING SUBSIDIARY IS ITSELF A START-UP ENTITY WHICH WAS ORGANIZED ONLY IN MARCH OF 1998 AS AN ARIZONA LIMITED LIABILITY COMPANY. ON JULY 31, 1998, THE MEMBERS OF THE LLC TRANSFERRED THEIR INTErESTS FOR CASH TO THE ACQUIRED SUBSIDIARY ENTITY, THEN KNOWN AS TRAVEL DYNAMICS, INC. AND WHICH HAS NOW BECOME TRAVEL DYNAMICS SERVICES, INC., THE OPERATING SUBSIDIARY COMPANY.

         THERE IS, AS OF MARCH 31, 1999, COMBINED TOTAL ASSETS OF $438,770; CURRENT LIABILITIES OF $1,043,578 RESULTING IN A SHAREHOLDERS DEFICIT OF ($178,801) IN THE COMPANY.

         COSTS OF SALES IN THE QUARTER ENDING MARCH 31, 1999, WERE $426,533 OR APPROXIMATELY 49% OF SALES. THE RESULTING GROSS PROFIT WAS $447,172 OR A GROSS PROFIT MARgIN OF APPROXIMATELY 51%. GENERAL AND ADMINISTRATIVE EXPENSES OF $560,475 FOR THIS PERIOD RESULTING IN THE QUARTERLY NET LOSS OF $113,303 OR APPROXIMATELY $0.03 PER SHARE.

         THE COMPANY IN THE THREE MONTHS ENDING MARCH 31, 1999, PAID $37,500 TO ITS CONSULTANTS AND ISSUED TO SUCH THIRD PARTIES 25,000 SHARES OF RESTRICTED COMMON STOCK PURSUANT TO A PRIOR AGREEMENT. THE CONSULTANTS ALSO THE RIGHT TO BE iSSUED ADDITIONAL SHARES, WITHOUT CONSIDERATION, IN THE EVENT OF FUTURE STOCK ISSUANCES SO THAT THEIR SHAREHOLD INTEREST WOULD EQUAL TEN PERCENT OF ALL ISSUED AND OUTSTANDING SHARES UNTIL THE COMPANY HAD RAISED $5,000,000 IN NEW CAPItAL.

         MANAGEMENT COMPENSATION FOR THE THREE MONTHS ENDING MARCH 31, 1999, AGGREGATED $158,958 OR APPROXIMATELY 18% OF REVENUES. MANAGEMENT ALSO RECEIVED NO SHARES OF STOCK IN THIS PERIOD, BUT HAVE OPTIONS TO ACQUIRE 996,000 SHARES AT AN EXERCISE PRICE OF $0.10/SHARE. IF FULLY EXERCISED, MANAGEMENT SHARES AND OPTIONS WOULD CONSTITUTE APPROXIMATELY 20% OF ALl PRESENTLY ISSUED AND OUTSTANDING STOCK WHEN ADDED TO THE CURRENTLY ISSUED AND OUTSTANDING STOCK OF THE COMPaNY.

         UNTIL THE COMPANY ACHIEVES A SUSTAINED LEVEL OF PROFITABILITY, IT MUST BE CONSIDERED A START-UP ENTITY. WHILE MANAGEMENT CONSIDERS THE GROWTH OF REVENUES AND REDUCTION OF LOSSES TO BE POSITIVE, MANAGEMENT IS UNABLE TO MAKE ANY CURRENT PROJEcTION OF WHEN, OR IF, PROFITABILITY CAN BE CONSISTENTLY OBTAINED.

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

                  (C) YEAR 2000 DISCLOSURE - AS MANY OF OUR SHAREHOLDERS AND OTHER INTERESTED PARTIES MAY BE AWARE, THERE IS SIGNIFICANT CONCERN THAT CERTAIN COMPUTER PROGRAMS aND COMPUTERS ARE NOT PRESENTLY CONFIGURED TO RECOGNIZE THE YEAR 2000 OR SUCCEEDING YEARS. THIS DEFECT IN COMPUTER FUNCTIONS COULD HAVE A SERIOUS ADVERSE IMPACT UPON YOUR COMPANY AND OTHER INDUSTRIES IF VARIOUS COMPUTER PROGRAMS AND APPLICATIONS CEASE TO FUNCTION OR FUNCTION ERRONEOUSLY AS WE APPROACH THE YEAR 2000.

         BY WAY OF PRACTICAL ILLUSTRATION, SOFTWARE PROGRAMS DEALING WITH ACCOUNTING AND BANKING FUNCTIONS WITHIN THE COMPANY COULD MISFUNCTION OR CEASE TO FUNCTION IF NOT YEAR 2000 COMPLIANT. THE COMPANY VIEWS THE YEAR 2000, OR Y2K, COMPLIANCE PROBLEMS IT MAY FACE TO FALL WITHIN THREE GENERAL CATEGORIES:

                  (1) THE POTENTIAL IMPACT ON THE COMPANY'S OWN INFORMATION TECHNOLOGY (IT SYSTEMS) CONSISTING OF LOCALLY NETWORKED COMPUTERS, ALONE COMPUTERS, AND THEIR INTEGRAL SOFTWARE.

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


                          PART II. - OTHER INFORMATION
                          ----------------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         NO MATTERS WERE REQUIRED TO BE SUBMITTED TO SHAREHOLDER VOTE DURING THE QUARTER ENDING MARCH 31, 1999 OR ARE ANTICIPATED TO BE SUBMITTED DURING THE SECOND QUARTER OF 1999. HOWEVER, DURING THE QUARTER ENDING DECEMBER 31, 1998 THE BOARD HAS ADOPTED A COMPREHENSIVE QUALIFIED EMPLOYEE INCENTIVE STOCK OPTION PLAN, AS GENERALLY DESCRIBED ABOVE, WHICH WILL BE SUBMITTED FOR A SHAREHOLDER VOTE.

         IF PRESENTLY EXERCISED, THESE MANAGEMENT OPTION SHARES WOULD CONSTITUTE APPROXIMATELY 20% OF tHE CURRENTLY ISSUED SHARES WHEN AGGREGATED WITH ALL OTHER CURRENTLY ISSUED SHARES. SINCE THE INCENTIVE OPTIONS COULD NOT BE ADOPTED BY DISiNTERESTED DIRECTORS, THE DIRECTORS HAVE DECIDED TO CONDITIONALLY GRANT THE MANAGEMENT OPTIONS SUBJECT TO SHAREHOLDER RATIFICATION OR REJECTIOn OF THE INCENTIVE STOCK OPTION PLAN AT THE NEXT SHAREHOLDERS' GENERAL MEETING. NO DATE FOR THE NEXT SHAREHOLDERS' MEETING HAS BEEN SET, BUT IS ANTICIPATED TO BE HELD PRIOR TO CALENDAR YEAR END 1999.


ITEM 5. - OTHER INFORMATION.
----------------------------

         THE COMPANY KNOWS OF NO OTHER MATERIAL INFORMATION OTHER THAN AS DESCRIBED AND SET OUT ABOVE AND UNDER THIS ITEM 5. FOR THE INTERIM PERIOD, THE COMPANY WILL BE ENGAGED IN ATTEMPTING TO ASSIMILATE CHANGES RESULTING FROM THE REORGANIZATION AND TO WORK TO ACHIEVE A LEVEL OF SUSTAINED PROFITaBLE OPERATIONS.

         THE COMPANY FURTHER NOTES THAT TRADING IN ITS STOCK COMMENCED IN JANUARY, 1999 UNDER THE TRADING SYMBOL "TDNM" AFTER SUBMISSION TO AND CLEARANCE BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS (NASD). AS OF THE DATE OF THIS REPORT THE STOCk WAS TRADING ON A LIMITED BASIS IN THE RANGE OF A $1.50 TO $2.50 PER SHARE.

         THE COMPANY IS PRESENTLY SELLING A PRIVATE PLACEMENT CONVERTIBLE DEBENTURE OFFERING TO PROVIDE NEEdED CAPITAL FOR THE COMPANY. THE MAXIMUM GROSS PROCEEDS WILL NOT EXCeED $750,000 AND THE MINIMUM AMOUNT WHICH MUST BE SOLD TO CLOSE THE OFFERING WILL BE $250,000. WHILE SUBSCRIPTIONS ARE LIMITED TO CERtAIN SOPHISTICATED OR ACCREDITED INVESTOR, ANY SHAREHOLDER WISHING A COPY OF THE PRIVATE PLACEMENT OFFERING MEMORANDUM CAN OBTAIN A COPY FROM THE COMPANY UPON REQUEST. THE COMPLETION OF THIS PRIVATE PLACEmENT MAY HAVE A DILUTIVE IMPACT UPON CURRENT SHAREHOLDERS IN AN AMOUNT NOT PRESENTLY DETERMINED.

         THE COMPANY HAS ALSO COMPLETED SUBSCRIPTION TO A HOLD-OFF AGREEMENT WHEREIN CERTAIN PRINCIPAL SHAREHOLDeRS (OFFICERS, DIRECTORS, AND THOSE HOLDING

10% OR MORE OF THE ISSUED SHARES) WOULD BE ASKED TO VOLUNTARILY AGREED TO REMAIN AS SHAREHOLDERS AND NOT SELL ANY SHARES FOR SIX MONTHS FROM THE EXECUTION DATE OF THE AGReEMENT IN MAY, 1999 AND WOULD NOT, THEREAFTER, SELL THEIR SHARES AT A RATE GREATER THAN 10% OF THEIR HOLDINGS PER MONTH FOR THE 10 MONThS FOLLOWING THE INITIAL "NO SALE" PERIOD. A COPY OF THIS AGREEMENT IN UNEXECUTED FORM IS ATTACHED. AT PRESENT, TEN PRINCIPAL SHAREHOLDERS HAVE SIGNED THE AGREEMENT. THE COMPANY CURRENTLY HAS A TOTAL OF APPROXIMATELY 411 SHAREHOLDERS.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

         (1) THE ATTACHED UNAUDITED FINANCIALS FOR THE PERIOD ENDING MARCH 31, 1999, ARE INCORPORATED AS PART I.

         (2) THE COMPANY  MADE NO 8-K FILINGS IN THE  QUARTER  ENDING  MARCH 31,
1999.

                                    ..........................

         OTHER EXHIBITS:

                  HOLD-OFF AGREEMENT

                                   SIGNATURES
                                   ----------


     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREuNTO DULY AUTHORIZED.


                              TRAVEL DYNAMICS, INC.




DATE: MAY 14, 1999             BY /s/JAMES PICCOLO
                                  ---------------------------
                                  JAMES PICCOLO
                                  PRESIDENT/DIRECTOR






DATE: MAY 14, 1999             BY /S/BRIAN SERVICE
                                  ----------------------------
                                  BRIAN SERVICE
                                  SECRETARY
TDI/1QTR99.10Q                    CHIEF FINANCIAL OFFICER