Form 10QSB/A
period 1999-03-31
TRAVEL DYNAMICS INC
filed 1999-05-18
CIK 831904

FORM 10-QSB/A

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             ---
                     THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999
                                    OR
                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             ---
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

         THE FOLLOWING CONSTITUTES MANAGEMENT'S SUMMARY OF WHAT IT BELIEVES TO BE CERTAIN SIGNIFICANT FINANCIAL DATA, BUT IS LIMITED BY AND SUBJECT TO THE MORE

COMPLETE FINANCIAL STATEMENTS ATTACHED AS ITEM I AND SHOULD BE REVIEWED IN CONJUNCTION THEREWITH.

                  (A) OPERATIONS & LIQUIDITY - AS MORE FULLY DESCRIBED BELOW, THE COMPANY UNDERWENT A REVERSE ACQUISITION REORGANIZATION IN SEPTEMBER 1998. THE COMPANY EARLIER REPORTED ITS INITIAL FINANCIAL DATA FOR THE START-UP QUARTER ENDING DECEMBER 31, 1998. MANAGEMENT IS PLEASED TO ANNOUNCE AN INCREASE IN REVENUES FROM THE FOURTH QUARTER OF 1998 TO THE FIRST QUARTER OF 1999, ENDING MARCH 31ST, FROM $769,990 TO $873,705, OR APPROXIMATELY 13%. DURING THIS SAME COMPARATIVE PERIOD, THE COMPANY REPORTED A DECREASE IN NET LOSSES FROM $212,391 FOR THE LAST QUARTER OF 1998 TO ($113,303) FOR THE FIRST QUARTER OF 1999.


         MANAGEMENT REMAINS OPTIMISTIC THAT IT CAN CONTINUE TO ACHIEVE FUTURE GROWTH IN REVENUES AND WILL AT SOME FUTURE DATE ACHIEVE PROFITABILITY, THOUGH NO FORECAST OR WARRANTY OF SUCH DATE IS CURRENTLY MADE. BY SECTOR COMPARISON, THE FOURTH QUARTER OF 1998 REVENUES CAN BE CONTRASTED WITH THE FIRST QUARTER OF 1999 REVENUES AS FOLLOWS:


                             SELECTED FINANCIAL DATA


-------------------------------------------------------------------------------------------------------------------
                                          FOURTH QUARTER                      FIRST                   PERCENTAGE
                                              1998                           QUARTER                   CHANGE IN
                                        (INITIAL QUARTER)                      1999                    REVENUES
                                          Revenues                           Revenues
-------------------------------------------------------------------------------------------------------------------
TRAVEL PACKAGES                           $443,514                           $483,071                     +  9%
-------------------------------------------------------------------------------------------------------------------
SEMINARS*                                 $175,866                           $132,454                     - 25%
-------------------------------------------------------------------------------------------------------------------
ON LINE SALES & MISC.                     $150,610                           $258,180                     + 71%
-------------------------------------------------------------------------------------------------------------------
TOTAL:                                    $769,990                           $873,705                     + 13%
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

         THE FOLLOWING WERE APPOINTED AND ELECTED PURSUANT TO THE REORGANIZATION AND PRESENTLY CONsTITUTE THE CURRENT OFFICERS AND DIRECTORS OF THE COMPANY:


                                    (A)     JAMES PICCOLO, PRESIDENT, DIRECTOR
                                    (B)     BRIAN K SERVICE, EXECUTIVE DIRECTOR,
                                            SECRETARY, CFO
                                    (C)     THOMAS (TOM) DENNIS, DIRECTOR
                                    (D)     THOMAS VERGITH, DIRECTOR


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

         THERE IS, AS OF MARCH 31, 1999, COMBINED TOTAL ASSETS OF $864,777; CURRENT LIABILITIES OF $1,043,578 RESULTING IN A SHAREHOLDERS DEFICIT OF ($178,801) IN THE COMPANY.

         COSTS OF SALES IN THE QUARTER ENDING MARCH 31, 1999, WERE $426,533 OR APPROXIMATELY 49% OF SALES. THE RESULTING GROSS PROFIT WAS $447,172 OR A GROSS PROFIT MARgIN OF APPROXIMATELY 51%. GENERAL AND ADMINISTRATIVE EXPENSES OF $560,475 FOR THIS PERIOD RESULTING IN THE QUARTERLY NET LOSS OF ($113,303) OR APPROXIMATELY $0.03 PER SHARE.

         THE COMPANY IN THE THREE MONTHS ENDING MARCH 31, 1999, PAID $37,500 TO ITS CONSULTANTS AND ISSUED TO SUCH THIRD PARTIES 25,000 SHARES OF RESTRICTED COMMON STOCK PURSUANT TO A PRIOR AGREEMENT. THE CONSULTANTS ALSO HAVE THE RIGHT TO BE iSSUED ADDITIONAL SHARES, WITHOUT CONSIDERATION, IN THE EVENT OF FUTURE STOCK ISSUANCES SO THAT THEIR SHAREHOLD INTEREST WOULD EQUAL TEN PERCENT OF ALL ISSUED AND OUTSTANDING SHARES UNTIL THE COMPANY HAD RAISED $5,000,000 IN NEW CAPITAL.


         MANAGEMENT COMPENSATION FOR THE THREE MONTHS ENDING MARCH 31, 1999, AGGREGATED $158,958 OR APPROXIMATELY 18% OF REVENUES. MANAGEMENT ALSO RECEIVED NO SHARES OF STOCK IN THIS PERIOD, BUT HAVE OPTIONS TO ACQUIRE 996,000 SHARES AT AN EXERCISE PRICE OF $0.10/SHARE. IF FULLY EXERCISED, MANAGEMENT SHARES AND OPTIONS WOULD CONSTITUTE APPROXIMATELY 20% OF ALl PRESENTLY ISSUED AND OUTSTANDING STOCK.



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



         THE COMPANY HAS ALSO COMPLETED SUBSCRIPTION TO A HOLD-OFF AGREEMENT WHEREIN CERTAIN PRINCIPAL SHAREHOLDERS HAVING FREE TRADING SHARES (OFFICERS,

DIRECTORS, AND THOSE HOLDING 10% OR MORE OF THE ISSUED SHARES) WOULD BE ASKED TO VOLUNTARILY AGREE TO REMAIN AS SHAREHOLDERS AND NOT SELL ANY SHARES FOR SIX MONTHS FROM THE EXECUTION DATE OF THE AGREEMENT IN MAY, 1999 AND WOULD NOT, THEREAFTER, SELL THEIR SHARES AT A RATE GREATER THAN 10% OF THEIR HOLDINGS PER MONTH FOR THE 10 MONTHS FOLLOWING THE INITIAL "NO SALE" PERIOD. A COPY OF THIS AGREEMENT IN UNEXECUTED FORM IS ATTACHED. AT PRESENT, TEN PRINCIPAL SHAREHOLDERS HAVE SIGNED THE AGREEMENT. THE COMPANY CURRENTLY HAS A TOTAL OF APPROXIMATELY 411 SHAREHOLDERS.



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