Form 10KSB
period 1999-06-30
TRAVEL DYNAMICS INC
filed 1999-10-13
CIK 831904

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Mark One

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

                    FOR THE FISCAL YEAR ENDED: June 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO N/A
                                                ------      ------

                        COMMISSION FILE NUMBER: 33-21239

                              TRAVEL DYNAMICS, INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           NEVADA                                     0462569
    ----------------------             ---------------------------------------
    STATE OF INCORPORATION             (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4150 North Civic Center Boulevard, Penthouse Suite
SCOTTSDALE, AZ                                             85251
--------------------------------------------------       ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


               Registrant's telephone number, including area code:

                                 (480) 949-9500

           Attorney for Registrant - Julian D. Jensen: (801) 531-6600

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X YES as to filing; (2) X Yes as
to requirement.                               ---                      ---

As of June 30, 1999, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $5,962,546.

As of June 30, 1999, and currently, the Registrant has outstanding approximately 4,340,080 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 18.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED JUNE 30, 1999

                                     PART I

                                                                            Page

Item 1.  Description of Business...............................................3
Item 2.  Description of Properties.............................................5
Item 3.  Legal Proceedings.....................................................5
Item 4.  Submission of matters to a Vote of Security Holders...................5

                                     PART II

Item 5.  Market for Registrant's Common Equity & Related Stockholder Matters...6
Item 6.  Selected Financial Data    7
Item 7.  Management's Discussion & Analysis of Financial Condition &
                  Results of Operations........................................7
Item 8.  Financial Statements and Supplementary Data..........................11
Item 9.  Changes in and Disagreements with Accountants on Accounting &
                  Financial Disclosure........................................11

                                    PART III

Item 10. Directors & Executive Officers, Promoters & Control Persons,
                  Compliance with Section 16 (a) of the Exchange Act..........12
Item 11. Executive Compensation...............................................14
Item 12. Security Ownership of Certain Beneficial Owners & Management.........16
Item 13. Certain Relationships & Related Transactions.........................17

                                     PART IV

Item 14. Exhibits, Financial Statements & Schedules and Reports on Form 8-K...18

                                     PART I.
                                     -------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

A.       GENERAL DESCRIPTION

         The Company is a marketing firm which wholesales and distributes educational and lifestyle products and materials through independent sales agents and through the Internet. The products and materials are designed to support individuals in their development of income sources for home-based businesses.

         The Company's primary product, discount entertainment and travel packages are comprised of travel premium certificates and vouchers that include airline discounts, hotel accommodations, cruises, golf and dining discounts. These components are purchased at a discount from various independent suppliers and vendors, assembled into complete packages by the Company, and sold at a profit to independent agents who purchase the packages from the Company at wholesale and resale them at a retail price.

         The Company also conducts training and motivational seminars as sold by its independent sales agents. The seminars educate the participants in a variety of topics that teach the fundamental aspects of running a successful home-based business. The Company charges a fee for attending such seminars, which constitutes a secondary source of revenue for the Company.

         The Company is engaged, to an increasing extent, in direct marketing of travel packages and hotel bookings via the Internet through its web site known as www.traveldynamicsinc.com. In addition, the Company has developed several new educational and lifestyle products related to the home-based business industry, which it intends to launch in the first half of the current fiscal year. The Company believes these Anew products@ will contribute significantly to revenue in the current fiscal year.

         For the fiscal year ending June 30, 1999 the general revenues for each market sector is set out in the following table:

========================== ========================== ==========================
      Market Sector          Revenues for Fical Year  Percent of Total Revenues
                            Ending June 30, 1999      for Reporting Period
-------------------------- -------------------------- --------------------------
Travel Package Sales        $ 1,445,597                46%
-------------------------- -------------------------- --------------------------
Seminars                      1,068,485                34%
-------------------------- -------------------------- --------------------------
Direct Marketing                628,521                20%
========================== ========================== ==========================

         1Direct marketing includes Online and other direct product sales.

         As noted above, the resale of the travel packages remains the most significant revenue sector of the Company's business. Although, it is anticipated that through the fiscal year ending June 30, 2000 this sector will remain the most significant line of the Company's business, management believes the new products will contribute significantly to revenues during the current fiscal year.

         At the present time, the Company has eighteen full-time employees, no part-time employees and has a contract relationship with approximately ten thousand independent agents engaged in the sale of its travel and other products.

B.       HISTORICAL BACKGROUND..................................................

         Travel Dynamics was originally organized as a limited liability company in March 1998 and subsequently became Travel Dynamics Inc. in July of 1998. An inactive public corporation, known as Greenway Environmental Systems Inc. (AGreenway@), agreed to enter into a reverse acquisition with Travel Dynamics, Inc., which reorganization was closed September 29, 1998.

         In general terms a reverse acquisition is a transaction in which the inactive public entity acquires the operating company and then changes its name as the surviving parent corporation to the name of the subsidiary and allows the subsidiary to appoint management in the surviving public entity. Thereafter, the subsidiary may formally merge with the parent or may continue to operate as a separate operating subsidiary as is the case with TDI. The acquired subsidiary in 1998 changed its name to Travel Dynamic Services Inc. and continues to operate under such name as the sole subsidiary of TDI.

         In outline fashion, the reorganization implemented the following terms and provisions:

         1. The Company reverse split its stock at a 19.5 to 1 reverse split ratio. Accordingly, approximately 24,159,895 shares of GreenWay were reduced to 4,040,080 reverse split shares of TDI. Of these shares approximately 20% continue to be held by prior public shareholding of Greenway, approximately .37% were issued to management of Greenway or assigns; approximately 9.9% are held by a Mr. Andrew Limpert; Mr. James Piccolo, the president of the Company, holds approximately 9.9%: McKenzie/Shea, a consulting firm, holds approximately 10% and the balance of approximately 44.5% are held by prior TDI shareholders.

         2. The  Company  changed  its name of record in  Nevada  from  Greenway
Environmental Systems, Inc. to Travel Dynamics, Inc. and the operating subsidiary Travel Dynamics, Inc. changed its name to Travel Dynamics Services, Inc..

         3. A new board of directors and management group was elected and appointed as more particularly described under the following Section on Management. All known current debts and obligations of the prior Greenway were paid as of the date of closing on September 29, 1998

         4. The place of business was changed to Scottsdale Arizona where the Company presently conducts its management of the previously described business segments.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

         TDI maintains a single administrative office and meeting center at 4150 North Civic Center Blvd., Penthouse Suite, Scottsdale, AZ. This facility is comprised of approximately 9,600 square feet of which approximately 8,600 are used as administrative space and 1,000 square feet as a meeting/training area.

         The foregoing premises is retained on a 5 year lease with monthly rentals of $20,685.60 per month and a remaining term under the lease of 58 months. The Company also has a 3 year right of renewal for the premises. The Company does not own or lease any other real property or facilities.

         The Company generally owns basic office equipment, furnishings, and telephones, primarily used in the normal course of daily business. In addition the Company has developed an in-house operating system that is based on an Oracle database and runs on the Company=s computer network, both owned by the Company. The Company also owns audio and visual equipment related to the conducting the seminars.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company is not engaged in any present material legal disputes or litigation and management does not know of any material legal claims which have been or may be asserted as to the Company at the present time.

         The Company is pursuing injunctive relief against parties infringing on its trade name and/or practices in three separate actions and has been named as a counterclaim defendant in one of those actions. The Company does not regard any of the these actions as material to its ongoing operations and anticipates that each will be settled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         The Company presently does not have any matters pending which would require shareholder vote or approval. The Company anticipates scheduling its first post reorganizational shareholder annual meeting for November 29, 1999. At this shareholder meeting no extraordinary matters are anticipated to be presented and the shareholder meeting is anticipated to be devoted solely to election of directors; ratification of the appointment of the Company=s independent auditors; ratification of the proposed employee stock option plan; and other routine businesses as may come before the meeting.

         It should be noted that subsequent to the reorganization in September 1998, the Reverse Acquisition was approved by majority shareholder consent in accordance with Nevada law and notice supplied to all shareholders of record. A copy of which Majority Shareholder Consent and Notice have previously been filed as Exhibit to an 8-K filing of the Company dated October 14, 1998.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

         The Company has only one class of stock issued and outstanding, being its common stock. There is a limited trading market for this common stock on the Electronic Bulletin Board. The Company also has a class of Convertible Debentures which can be converted to the common stock of the Company on a one-to-one dollar ratio, but there is no publicly traded market for such Debentures, nor is any anticipated to develop. The Debentures were sold in a rule 506 Private Placement between April and June 1999 at $10,000 per Debenture and are, thereby, convertible into 10,000 shares of restricted common stock per each debenture. These Debentures are more fully described under Management=s Discussion and Analysis of Financial Conditions and Results of Operation below. At present, there are 64.7 Convertible Debentures issued and outstanding, two have been converted to 20,000 shares of common stock to date. The Company has not engaged in the sale of any other restricted securities of any type or nature.

         The common stock of the company is not actively traded with limited transactions occurring over the Electronic Bulletin Board. The Electronic Bulletin Board is an informal Adealer@ listing mechanism for small companies which does not involve a Stock Exchange and is generally limited to low priced, low volume securities, such as those of this issuer.

         Set out below is a table describing the general price and trading range
of  the   Company's   shares  by  quarter  from  the  inception  of  trading  in approximately January, 1999 to the present:

========================== ========================== ==========================
                               1st Quarter 1999            2nd Quarter 1999
-------------------------- -------------------------- --------------------------
Bid/Ask Range               $ 1.50 - $ 6.00            $ 1.50 - $ 3.00
-------------------------- -------------------------- --------------------------
Average Price               $ 4.25                     $ 2.25
========================== ========================== ==========================

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

============ ============ ============ ============ ============ ============ ============ ============ ============
              Operating    Net Income   Net Income  Total Assets  Long Term     Cash       Accumulated    Stock-
              Revenues     (loss) from  (loss) from               obligations   Dividends  Losses         holders
                           continuing   common                                                            deficit
                           operations   share
------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
For the      $ 3,142,603  ($ 966,718)    ($ 0.27)    $ 852,678    $ 427,727        N/A    ($ 1,002,700)  ($ 318,897)
Fiscal Year
Ening June
30,
------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
1999
============ ============ ============ ============ ============ ============ ============ ============ ============

         The Company does not pay any dividends and does not anticipate the payment of dividends for the foreseeable future.

         The long term obligations of the Company presently consist primarily of the current 64.7 Convertible Debentures. From the sale of these instruments, the Company raised, at the end of the audit period (6/30/99) total gross proceeds of $427,727, with total gross proceeds at the close of the offering of $667,727. These Debentures are convertible to common stock with one Debenture being convertible to 10,000 shares of common stock. The Company can not anticipate, and has no basis to determine, how many of the Debentures, in addition to the two conversions to date, will be converted to common stock and has accordingly carried all remaining Convertible Debentures as debt obligations. The terms of the Debenture and conversion rights are more particularly set out in the following section on Management=s Discussion & Analysis.

ITEM 7. MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION & RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS
----------

         Management's discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The statements contained in this 10-KSB Report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the Company=s expectations, beliefs, estimates, intentions, and strategies about the future. Words such as, Aanticipates,@ Aexpects,@ Aintends,@ Aplans,@ Abelieves,@ Aseeks,@ Aestimates,@ Apredicts,@ Aforecasts,@ or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecast. Any such forward-looking statements are subject to certain unforeseen factors, which may cause a discrepancy with actual results.

         As previously discussed, the Company came in to existence pursuant to a Reverse Acquisition in September, 1998. No new capital was created or raised pursuant to this Reverse Acquisition and the Company received, as additional capital, only the existing business and assets of Travel Dynamics, Inc. for a percentage of shares as generally discussed and described above under the Business Section. Since the contributed assets were primarily intangible, the Company did not receive a significant augmentation of working capital from this Reorganization.

         Currently, the Company has cash flows that should sustain operations. However, in order to fund the growth the Company desires, the Company completed the private placement of the Convertible Debenture Offering during April through June 1999. The Company sold the Debentures, at $10,000 per Debenture with a minimum subscription of one full debenture in most cases. From the private placement, the Company has raised a total of $667,727 through the closing and $427,727 as of the audit date.

         The following constitutes Management=s summary of what it believes to be certain significant financial data, but is limited by and is subject to the more complete Audited Financial Statements as attached. This section should be reviewed in conjunction with the Financial Statements and notes.

         (a) Operations & Liquidity - The Company earlier reported its Financial Data for the start-up quarter ending December 31, 1998 and the First Quarter of 1999. Revenues increased from the first quarter of 1999 to the second quarter of 1999, ending June 30th, of $873,705 to $1,216,918, or approximately 39%. During this same comparative period, the Company reported an increase in net losses from ($113,820) for the first quarter of 1999 to ($261,304) for the second quarter to 1999. The increase in the loss is due in large part to the $108,055 interest expense resulting from the beneficial conversion feature associated with the issuance of the Debentures..

         A sector analysis of these revenue changes for the entire fiscal year is included under the description of General Business in Item I.

         From April, 1999 to June 30, 1999 the Company engaged in a private placement under SEC Rule 506 of convertible debentures. Debentures required an investment of $10,000 and are convertible to common stock of the Company at $1.00 per share. The Company issued one partial debenture. The essential terms of the Debenture provide that interest is payable at 10% simple annual interest on the face value and payable quarterly, computation of interest commencing from the issue date of June 30, 1999. Interest will be with imputed on a daily basis in the event of call, conversion or maturity of the Convertible Debenture. The Debenture is redeemable for its face value at maturity on January 2, 2015. Any accrued interest will be paid through the date of redemption, but no interest will be paid after the date of redemption.

         The holders of the Debenture may convert the Debenture at its face value to one common share for each dollar value of the Debenture. No partial conversions will be allowed. Upon conversion and physical surrender of the Debenture instrument, properly endorsed, the holder will be issued the appropriate number of restricted common shares of the Company. The right of conversion expires on the second anniversary date of the Debenture being June 30, 2001.

         The Company also has the right to call (redeem) the Debenture at its face value plus 10% ($11,000 per Debenture) at any time after the first anniversary date of the instrument on June 30, 2000. In the event of and at the time of call any accrued interest will be fully computed and paid. At present the Company has no intent to call any of the Debentures. Provided further that upon notice of call the legal holder may convert the Debenture to common stock, as described above, within 30 days after being given written notice of any call.

         The Company regards the Debentures and any conversion stock issued pursuant to conversion of the Debentures as restricted securities. The Company has no obligation or intent to engage in registration rights for the Debenture holders and is anticipating that in the event of conversion the shares would subsequently be sold by shareholders pursuant to SEC Rule 144, or such other exemption as may then be made available to subscribers. The Company believes the holding period of the Debenture does count as a holding period for stock issued upon Conversion under current Rule 144.

         From the sale of the Convertible Debentures, the Company will employ the net proceeds for working capital purposes primarily related to expansion of facilities and purchase of new equipment and to pay for other costs of operations not covered by operating revenues. The Company believes that the sale of the Debentures gave it reasonable working capital reserve for the foreseeable future.

         Other than the interest on the Debentures, the Company does not have any other financial loans or commitments and does intend to pay dividends on the common stock for the foreseeable future.

         The Company can not anticipate when or if the Debentures will be converted.

         As noted previously, the Company has not realized profitable operations to this date, but has experienced continuing growth in revenues, and a decrease in operating losses. Revenue growth has been sufficient to pay for most operational expenses of the Company to date including salaries and other routine operating expenses. It is projected that the Company will obtain profitable operations during the current fiscal year, though no warranty of this projection can be made. Management reasonably believes that revenues together with a portion of the working capital reserves, described above, will be sufficient to maintain Company operations until profitability is achieved.

         The increase in revenues are believed attributable by management to simply an increase volume of sales of the travel packages through an increase in selling agents; and, to a lesser extent, increase in revenues in direct on-line sales and from the seminars. The Company=s pricing structure has not significantly changed since inception for these services or products.

         The Company estimates its average aggregate profit margin on the travel packages to be approximately $140 or 47%per package. The estimated average profit margin on the sale of seminars will be 15% per event.

         There is, as of June 30, 1999, combined total assets of $852,678; current liabilities of $743,348 and in a shareholders deficit of ($318,397) in the Company.

         Costs of sales in the period ending June 30, 1999 were $1,888,144 or approximately 60% of sales. The resulting gross profit was $1,254,459 or a gross profit margin of approximately 40%. General and administrative expenses of $1,803,654 for this period resulted in a net loss of ($966,718) or approximately $0.27 per share. Management notes that the Company incurred various one time extraordinary costs during this start-up period such as $307,983 in reorganization costs; stock compensation fees of $161,851 and interest costs of $108,055.

         Management compensation for the period ending June 30, 1999, aggregated $359,252 or approximately 11% of revenues. Management also received 650,000 shares of stock in this period, and has options to acquire 600,000 shares at an exercise price of $0.10/share.

         Until the Company achieves a sustained level of profitability, it must be considered a start-up entity. Management considers the growth of revenues and reduction of losses to be positive and expects to achieve profitability in the new fiscal year. However, the Company remains dependent on continuing cash flows to meet certain operating expenses and no assurance of financial success or the economic survival of the enterprise can be assured during this start-up period.

         It should also be noted that as a start up entity, the Company has and will necessarily continue to incur certain types of start up costs, including costs related to the commencement of business, legal and accounting fees, initial filing fees, and advertising and marketing fees which may not constitute ongoing fees; or, if ongoing, are not anticipated to be incurred at the same level or percentage of revenues as experienced in the initial start-up period.

         Management's general discussion of operations is limited by and should be considered within the context of the actual Financial Statements and Notes attached thereto and incorporated by this referenced.

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

         By way of practical illustration, software programs dealing with accounting and banking functions within the Company could miss function or cease to function if not year 2000 compliant. The Company views the year 2000, or Y2K, compliance problems it may face to fall within three general categories:

         (1) The potential impact on the Company=s own information technology (IT Systems) consisting of locally networked computers, stand alone computers, and their integral software.

         (2) The potential impact of the possibility of collateral failure or miss function in non-IT systems due to their computer components such as telephone systems, security systems, Company vehicles, etc.

         (3) The potential adverse effect upon the Company from year 2000 failure among third party service and product suppliers upon which the Company depends for its core travel products and services. The third parties would include, though are not limited to, cruise lines, travel companies, airlines, and government owned or managed travel facilities such as airports, terminals, and docks.

         The Company believes it is addressing its year 2000 problems related to its owned or leased IT systems. The Company has hired an in-house IT specialist who will complete reviews and updates prior to year end, of all Company operating systems and program applications to insure they are Y2K compliant or they will be upgraded to be compliant, or alternative compliant systems or software acquired. Preliminarily, it appears that most of the Company=s current operating systems were acquired recently enough to be fully Y2K compliant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------

         See attached audited financial statements incorporated as exhibit AI@ to this 10-KSB report.

ITEM 9. CHANGES IN AND DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------

         The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.







                                    PART III

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16 (A) OF THE EXCHANGE ACT
---------------------------------------

         Following is a general biographical description of all directors and principal officers of the Company, followed by a compensation chart showing their compensation and sharehold interest together with the offices held:


JAMES PICCOLO  - DIRECTOR - (President and CEO)
Age: 41
         Mr. Piccolo currently resides with his family in Scottsdale, Arizona. Mr. Piccolo obtained a BS Degree in Business Management from the University of Nebraska in 1984. Mr. Piccolo has primarily been engaged in mail order businesses and consulting for mail order businesses and products for most of his professional business life. He served as the president for several large mail order companies from approximately May, 1987 to July, 1994; including Hot Tops, Inc, Special Effects, Inc., American Innovative Manufacturing and International Sport Truck Association. Hot Tops, Inc. was the first national mass distributor of convertible conversions for sport trucks. Mr. Piccolo was co-founder of International Sports Truck Association and has long been regarded as an innovator and visionary in the mass marketing area.


BRIAN K. SERVICE - MANAGING DIRECTOR (CFO & CONSULTANT) -
Age: 51
         Mr. Service is a dual New Zealand and U.S. Citizen, and currently resides in California. Mr. Service was a Chemical Engineering graduate of the University of Canterbury in 1968. Mr. Service currently spends a substantial amount of his professional time in the United States acting as an international business consultant. In this capacity, he has clients in North and South

America, the United Kingdom, Asia, Australia and New Zealand. From October 1992 to October 1994, Mr. Service was CEO and Managing Director of Salmond Smith BioLab, a New Zealand publicly traded Company engaged in the production and sale of consumer and industrial products. From 1982 to 1986, he was CEO and Executive Chairman of Milk Products, Holding (North America), Inc., a wholly owned subsidiary of the New Zealand Dairy Board which was located in Santa Rosa, California. Mr. Service is also been a member of the Board of Directors and Audit Committee of Visual Data Corporation since July 1997 and is an Executive Director of EDNet, Inc. On September 15, 1999, Mr. Service was appointed CEO of 3D Systems, Inc., a publicly traded company. In addition to being a Director, Mr. Service will continue as the CFO, Secretary and as a business consultant to the Company.

THOMAS (TOM) DENNIS - DIRECTOR
Age: 51
         Mr. Dennis currently resides with his family in Atlanta, Georgia. Mr. Dennis graduated from Grand Valley State University in 1972 with a Bachelor of Arts Degree. Mr. Dennis has been involved in the past 25 years as a business consultant with a particular emphasis on start up enterprises in the development stage. Prior to his affiliation with Travel Dynamics, Mr. Dennis has served as Director of Corporate Development for an original licensee of Arbys, Inc. that operated 88 restaurants and as a Vice President and Board Member of Sybra, Inc., which is engaged in the construction of Arbys Restaurants.

THOMAS VERGITH - DIRECTOR
Age: 38
         Mr. Vergith resides in Scottsdale, Arizona. Mr. Vergith received a BS/BA in Economics from the University of Nebraska in 1982 and a JD Degree from Creighton University in 1986. Mr. Vergith is currently assistant counsel for Scottsdale Insurance Company and a practicing member of the Arizona Bar.

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

MELINDA FEHRINGER - TREASURER
Age: 22
         Ms. Fehringer currently resides in Chandler, Arizona. Ms. Fehringer is a graduate of Devry University with a 1995 Bachelor of Science Degree in Accounting. Ms. Fehringer was retained as the Treasurer for Travel Dynamics since its inception. Prior to her affiliation with Travel Dynamics, Ms. Fehringer was employed by Electronic Visions as an accountant, a Company engaged in the manufacturing of semi-conductor equipment, with SynerNet as its Accounting Manager, a Company involved in computer consulting and prior to that by Sheritan Crescent.

MARY PICCOLO - VICE PRESIDENT OF MARKETING & TRAINING
Age: 32
         Mrs. Piccolo currently resides in Scottsdale, Arizona. Mrs. Piccolo is married to the Company=s President. Mrs. Piccolo graduated from Amphitheater High School in Tucson, Arizona in 1984 and attended the University of Arizona, Tucson. She has primarily been engaged in the travel industry and direct marketing industries for her professional business life. She worked in direct marketing of educational products from 1996 to 1997 and Excel Telecommunications from 1995 to 1996. Prior to this she worked for four years as a sales representative for Club Med Resorts. From 1988 to 1991 she worked for Southwest Travel Arrangers, Inc. in the destination services. Mrs. Piccolo also spent three years with Continental Airlines as an in-flight service agent.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         Management compensation for the fiscal year ending June 30,1999, including signing bonuses, aggregated $359,352 or 11% of revenues. Management and the Board of Directors also received 650,000 shares of stock, and options to acquire 996,000 shares at an exercise price of $0.10/share. If fully exercised, management and directors= shares and options would constitute approximately 32% of all presently issued and outstanding stock when added to the currently issued and outstanding stock of the Company.

         The following chart attempts to summarize the current share/option holdings of management, as well as compensations as of June 30, 1999:

MANAGEMENT STOCK/COMPENSATION TABLE
=============== ================== ============ =============== ================
NAME            POSITION           NO. OF       STOCK SUBJUCT   TOTAL ANNUAL
                                   SHARES       TO VESTED OF    MONETARY
                                                FUTURE OPTION   COMPENSATION
                                                RIGHTS1
--------------- ------------------ ------------ --------------- ---------------
James Piccolo   President/Director   400,000        600,000        $ 250,000
--------------- ------------------ ------------ --------------- ---------------
Brian Service   Managing             0              196,000 2      Per diem 3
                Director/Secretary
--------------- ------------------ ------------ --------------- ---------------
Thomas Dennis   Director             0              100,000        Per diem
--------------- ------------------ ------------ --------------- ---------------
Thomas Vergith  Director             0              100,000        Per diem
--------------- ------------------ ------------ --------------- ---------------
John Piccolo    Vice President       0              0              $ 60,000
--------------- ------------------ ------------ --------------- ---------------
Melinda         Treasurer/CFO        0              0              $ 42,500
Fehringer
--------------- ------------------ ------------ --------------- ---------------
Mary Piccolo    Vice President       250,000        0              $150,000
                Marketing/Training
=============== ================== ============ =============== ================

1 The options granted versus options vested for offices and directors are more fully set-out in the following option chart.

2 The options counted for Mr. Service include options for 96,000 shares granted to a related consulting Company, B.K. Service International Business Consultancy. The foregoing management chart does not describe options to third party consultants, or options to acquire up to 175,000 shares granted to non-management employees since December 31, 1998, see following employees option table.

3 Directors are not paid a salary, but receive a per diem allowance (currently $1,000 per meeting) for attendance at Board Meetings.

         The following chart shows the stock options granted to the current executive officers of the Company:

EXECUTIVE OPTIONS
--------------------------- -------------------------- -------------------------
Name and Principal Position    Total Options Granted     Total Options Vested 2
--------------------------- -------------------------- -------------------------
James Piccolo                  600,000                   0
--------------------------- -------------------------- -------------------------
Brian Service                  196,000                   49,000
--------------------------- -------------------------- -------------------------
Thomas Dennis                  100,000                   25,000 3
--------------------------- -------------------------- -------------------------
Thomas Vergith                 100,000                   25,000
--------------------------- -------------------------- -------------------------

1 Options listed for Brian Service include options for 96,000 shared held by an affiliated Company, BK Service International Business Consultancy .

2 ALL EXECUTIVE OPTIONS WILL NOT BE DEEMED FINALLY VESTED UNTIL RATIFIED BY A SUBSEQUENT SHAREHOLDER VOTE.

3 Mr. Dennis has actually exercised these options.

Mr. Davies resigned from the Board and retained options for 25,000 shares which vested prior to his resignation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

OTHER PRINCIPAL SHAREHOLDERS

         In addition to the sharehold position of officers and directors listed earlier, the Company has the following additional shareholders who hold, legally or beneficially, ten percent (10%) or more of the currently issued and outstanding shares; or which shareholder has some affiliation with an officer or director:

========================== ========================== ==========================
   NAME OF SHAREHOLDER           SHARES HELD            PERCENT OF OUTSTANDING
                                                                SHARES
-------------------------- -------------------------- --------------------------
McKenzie/Shea                      404,000                        10%
-------------------------- -------------------------- --------------------------
Esteem Corporation                 304,807                         7%
========================== ========================== ==========================

1 Esteem Corporation is owned by Mrs. M. Patricia Piccolo, the mother of the president..

         The following chart shows stock options granted to those other than directors or executive officers, but who are affiliated with the Company as key employees or consultants:


EMPLOYEE/CONSULTANT OPTIONS
=================================   =====================  =====================
Name                                Total Options Granted  Total Options Vested
---------------------------------   ---------------------  ---------------------
Success Enterprises-Consultant 1          100,000                 30,000
---------------------------------   ---------------------  ---------------------
Golden Mastermint - Consultant 2           40,000                 20,000
---------------------------------   ---------------------  ---------------------
Round II, Inc. 3                           12,000                  4,000
---------------------------------   ---------------------  ---------------------
Michael Selsmen 4                          75,000                  6,250
---------------------------------   ---------------------  ---------------------
Chuck Hanson 5                            102,000                  8,500
---------------------------------   ---------------------  ---------------------
Dean Robinson - Employee                   55,000                 25,000
---------------------------------   ---------------------  ---------------------
John Knoll - Employee                      55,000                 25,000
---------------------------------   ---------------------  ---------------------
Chuck Brown - Employee                     65,000                 35,000
---------------------------------   ---------------------  ---------------------
TOTALS                                    504,000                153,000
=================================   =====================  =====================

1.  Success Enterprises provides independent marketing services to the Company.
2. Golden Mastermind primarily provides speakers and other talent to the Company.
3.  Is a Financial Communications Consultant.
4.  Provides press release and public relations services.
5.  Provides Company with discounted advertising placements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------

         Related  party  transactions  are  generally  defined  as  transactions between the Company and a person who has substantial interest or influence in the Company either through a significant stock position (10% or greater), or by being an officer/director or other member of management. Related party transactions could also occur with individuals who do not formally meet any of the foregoing criteria, but who nonetheless may be in a position to exercise substantial influence or control over the Company. The Company is also disclosing what it deems to be other significant relationships.

         In outline fashion, the Company believes that the following constitutes the most significant related party transactions or significant relationships. Related party transactions do no necessarily constitute a conflict of interest provided that their approval by the Company has been undertaken and entered pursuant to independent review and vote by disinterested members of the Board of Directors, or other like safeguards have been observed. The Company believes that it has met the foregoing criteria as to each of these related party transactions so as to avoid any conflicts or potential conflicts of interest:

         1. Consulting Agreement with McKenzie/Shea. As previously described, the Company has entered into a consulting agreement with an outside consultant known as McKenzie/Shea in San Francisco, California. Under the terms of this Consulting Agreement, McKenzie/Shea is to provide general business consulting and assistance. In this capacity, they received and will retain a 10% equity interest in the Company until the Company is able to raise its first $5 million in direct capitalization.

         2. Brian Service, Managing Director. In addition to being a director of the Company, Mr. Brian Service and his affiliated Company, BK Business Consultant International Services, also acts as an independent business consultant to the Company. Mr. Service is also the CFO and corporate secretary. The stock option remuneration to Mr. Brian Service is slightly higher than the stock options provided to other directors because of his added responsibility as a managing director and outside consultant.

         3. Piccolo Share Position. The Piccolo family directly, or acting through controlled entities, is the single largest shareholder in the Company, holding approximately 22% of issued shares - exclusive of options - and may be in a position to substantially influence corporate decisions.

         4. Stock Options. Various stock options have been given to the Board of Directors. Since there were no independent directors to approve the reasonableness of the stock options, the options have been conditionally granted to the interested parties subject to subsequent shareholder ratification.

         5. Convertible Debentures. The Company issued between April and June 1999 64.7 convertible Debentures which may be converted for up to 647,727 common shares. The Company cannot predict how many, if any, Debentures will be converted to common stock. Any such conversion may result in dilution to existing shareholders or may adversely affect any market price of the Company=s shares.

         6. Hold Off Agreement. The Company has requested, and certain material shareholders have voluntarily agreed, not to sell their shares in the Company for a period of six months from April 29, 1999. Thereafter, certain volume limitations would apply to sales. The Hold Off Agreement is applicable to 526,743 shares. The Company requested the Ahold off@ to enhance its ability to complete subsequent financing. A copy of the Hold-off Agreement was filed as an Exhibit to an earlier 10-QSB by the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

    I.  Financial Statements:

        Audited Financial Statements for period ending June 30, 1999 as attached and incorporated.

    II. Other Exhibits:

        Exhibit A - Articles of Incorporation with Amendments - previously filed

        Exhibit B - By-Laws - Previously filed

        Exhibit C - Specimen Debenture Certificate

        Exhibit D - Specimen Stock Certificate - previously filed

        Exhibit E - Hold-Off Agreement - previously filed

        Exhibit F - Reorganization Agreement - previously filed

        Exhibit G - Majority Shareholder Consent - previously filed

        Exhibit H - Shareholder Notice - previously filed


                               Reports on Form 8-K

         The Company filed an 8-K Report pertaining to the current majority share acquisition in the Company as of October, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed by the undersigned, "hereunto duly authorized.

 Travel Dynamics, Inc.
 (Registrant)


/s/                                                         October 13, 1999
---------------------------------                          ------------------
James Piccolo                                                     Date
President/Director


/s/                                                         October 13, 1999
---------------------------------                          ------------------
Brian K. Service                                                  Date
Managing/Director


/s/                                                         October 13, 1999
---------------------------------                          ------------------
Thomas Dennis                                                     Date
Director


/s/                                                         October 13, 1999
---------------------------------                          ------------------
Thomas Vergith                                                    Date
Director

                              TRAVEL DYNAMICS, INC.









               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS









                                  June 30, 1999


                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS



                              TRAVEL DYNAMICS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                       ------

Report of Independent Certified Public Accountants.................................................      F-1

Consolidated Balance Sheet - June 30, 1999.........................................................      F-2

Consolidated Statements of Operations for the Year Ended June 30, 1999 and
   for the Period from March 1, 1998 (Date of Inception) through June 30, 1998 ....................      F-3

Consolidated  Statements of  Stockholders'  Deficit for the Period from March 1,
   1998 (Date of Inception) through June 30, 1998 and for the Year Ended
   June 30, 1999...................................................................................      F-4

Consolidated Statements of Cash Flows for the Year Ended June 30, 1999 and for
  the Period from March 1, 1998 (Date of Inception) through June 30, 1998..........................      F-5

Notes to Consolidated Financial Statements.........................................................      F-6

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



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Travel Dynamics, Inc.

We have audited the accompanying consolidated balance sheet of Travel Dynamics, Inc. and Subsidiary as of June 30, 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 1999 and for the period from March 1, 1998 (date of inception) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travel Dynamics, Inc. and Subsidiary as of June 30, 1999 and the results of their operations and their cash flows for the year ended June 30, 1999 and for the period from March 1, 1998 (date of inception) through June 30, 1998 in conformity with generally accepted accounting principles.




                            HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 24, 1999


                              TRAVEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999


                                     ASSETS
Current Assets
     Cash and cash equivalents...................................................................$      174,018
     Other receivables...........................................................................       153,056
     Inventory...................................................................................        57,631
     Prepaid assets..............................................................................        18,032
     Other current assets........................................................................        17,471
                                                                                                 --------------
         Total Current Assets....................................................................       420,208
                                                                                                 --------------
Property and Equipment
     Office equipment............................................................................       116,160
     Software for internal use...................................................................       107,620
     Less accumulated depreciation...............................................................       (19,463)
                                                                                                 --------------
         Net Property and Equipment..............................................................       204,317
                                                                                                 --------------
Other Assets
     Trademarks, net of $526 accumulated amortization............................................         4,733
     Marketing master database, net of $19,601 accumulated amortization..........................        98,047
     Investments in certificates of deposit......................................................        80,000
     Other assets................................................................................        45,373
                                                                                                 --------------
         Total Other Assets......................................................................       228,153
                                                                                                 --------------
Total Assets.....................................................................................$      852,678
                                                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable............................................................................$      216,364
     Accrued liabilities.........................................................................        93,524
     Deferred sales..............................................................................       433,460
                                                                                                 --------------
         Total Current Liabilities...............................................................       743,348
                                                                                                 --------------
Convertible Notes Payable........................................................................       427,727
                                                                                                 --------------
Stockholders' Deficit
     Common stock -$0.001 par value; 50,000,000 shares
        authorized; 4,340,080 shares issued and outstanding .....................................         4,340
     Additional paid-in capital..................................................................       812,460
     Unearned compensation.......................................................................      (132,497)
     Accumulated deficit.........................................................................    (1,002,700)
                                                                                                 --------------
         Total Stockholders' Deficit.............................................................      (318,397)
                                                                                                 --------------
Total Liabilities and Stockholders' Deficit......................................................$      852,678
                                                                                                 ==============

        See the accompanying notes to consolidated financial statements.


                              TRAVEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              For the Period from
                                                                                                  March 1, 1998
                                                                             For the Year      (Date of Inception)
                                                                               Ended                 Through
                                                                             June 30, 1999        June 30, 1998
                                                                             -------------        -------------

Sales........................................................................$   3,142,603       $    208,523
Cost of Sales................................................................    1,888,144            131,072
                                                                             -------------       ------------
Gross Profit.................................................................    1,254,459             77,451
                                                                             -------------       ------------
Expenses
     Selling, general and administrative expense.............................    1,803,654            113,433
     Merger and reorganization expense.......................................      307,983                --
     Interest expense........................................................      109,540                --
                                                                             -------------       ------------
     Total Expenses..........................................................    2,221,177            113,433
                                                                             -------------       ------------
Net Loss.....................................................................$    (966,718)      $    (35,982)
                                                                             =============       ============
Basic and Diluted Loss Per Common Share .....................................$       (0.27)      $      (0.02)
                                                                             =============       ============
Weighted Average Number of Common
 Shares Used in Per Share Calculation........................................    3,608,143          1,532,164
                                                                             =============       ============



        See the accompanying notes to consolidated financial statements.


                              TRAVEL DYNAMICS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                               Common Stock         Additional                                       Total
                                         ---------------------       Paid-in        Unearned     Accumulated     Stockholders'
                                         Shares         Amount       Capital      Compensation      Deficit         Deficit
                                         ------        ------        -------      ------------     -------          -------
Balance, March 1, 1998 (Date
  of Inception)                             --     $      --     $      --      $      --      $      --      $      --
Issuance for cash                      1,532,164         1,532          (877)          --             --              655
Net loss                                    --            --            --             --          (35,982)       (35,982)
                                     -----------   -----------   -----------    -----------    -----------    -----------

Balance-June 30, 1998                  1,532,164         1,532          (877)          --          (35,982)       (35,327)
Conversion of debt into
 common stock                            467,836           468       343,892           --             --          344,360
Issuance of common stock for
  assets of Greenway                   1,236,072         1,236        (1,226)          --             --               10
Issuance of common stock as
 compensation to employees
 and for consulting services           1,079,008         1,079       160,772           --             --          161,851
Exercise of stock options                 25,000            25         2,475           --             --            2,500
Beneficial debt conversion feature          --            --         108,055           --             --          108,055
Deferred compensation from grant
 of employee and non-employee
  stock options                             --            --         199,369       (199,369)          --             --
Amortization of deferred
  compensation                              --            --            --           66,872           --           66,872
Net loss                                    --            --            --             --         (966,718)      (966,718)
                                     -----------   -----------   -----------    -----------    -----------    -----------

Balance-June 30, 1999                  4,340,080   $     4,340   $   812,460    $  (132,497)   $(1,002,700)   $  (318,397)
                                     ===========   ===========   ===========    ===========    ===========    ===========




        See the accompanying notes to consolidated financial statements.


                              TRAVEL DYNAMICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  For the Period from
                                                                                                     March 1, 1998
                                                                             For the Year         (Date of Inception)
                                                                                 Ended                  Through
                                                                             June 30, 1999           June 30, 1998
                                                                             -------------           -------------
Cash Flows From Operating Activities
   Net loss...................................................................$    (966,718)   $ (35,982)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
     Depreciation and amortization ............................................      39,590         --
     Compensation relating to common stock, options and
       debentures granted .....................................................     238,723         --
     Write-off of (expenditures for) start up costs ...........................      60,000      (60,000)
     Interest expense relating to beneficial conversion feature ...............     108,055         --
     Changes in operating assets and liabilities:
       Other receivables ......................................................    (141,179)     (11,877)
       Prepaid expenses .......................................................     (18,032)        --
       Inventory ..............................................................     (56,931)        (700)
       Other assets ...........................................................     (52,092)      (8,400)
       Accounts payable .......................................................     185,902       68,189
       Accrued liabilities ....................................................      93,524         --
       Deferred sales .........................................................     433,460         --
                                                                                  ---------    ---------
       Net Cash and Cash Equivalents Used
         in Operating Activities ..............................................     (75,698)     (48,770)
                                                                                  ---------    ---------
Cash Flows From Investing Activities
   Payments to purchase property and equipment and
     intangible assets ........................................................    (229,029)    (120,000)
   Purchase of certificates of deposits .......................................     (80,000)        --
                                                                                  ---------    ---------
       Net Cash and Cash Equivalents Used
         in Investing Activities ..............................................    (309,029)    (120,000)
                                                                                  ---------    ---------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock .....................................       2,500          655
   Proceeds from issuance of notes payable ....................................     529,360      195,000
                                                                                  ---------    ---------
       Net Cash and Cash Equivalents Provided
         by Financing Activities ..............................................     531,860      195,655
                                                                                  ---------    ---------
Net Increase in Cash and Cash Equivalents .....................................     147,133       26,885
Cash and Cash Equivalents at Beginning of Period ..............................      26,885         --
                                                                                  ---------    ---------

Cash and Cash Equivalents at End of Period....................................$     174,018    $  26,885
                                                                                  =========    =========


Supplemental Schedule of Noncash Investing and Financing Activities-See Note 8

        See the accompanying notes to consolidated financial statements.

                              TRAVEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Travel Dynamics, L.L.C. was organized in March 1998 as an Arizona limited liability company. Travel Dynamics, L.L.C. was reorganized into Travel Dynamics, Inc., a newly-formed Nevada corporation, on July 31, 1998 in exchange for 1,532,164 shares of common stock of Travel Dynamics, Inc. and for the assumption of liabilities, as further described in Note 2. The assets and liabilities transferred were recorded at their historical cost. The accompanying financial statements present the shares issued in the reorganization as being outstanding from the date the equity was received by Travel Dynamics, L.L.C.

On September 29, 1998, Travel Dynamics, Inc. entered into a reorganization agreement with Greenway Environmental Systems, Inc. ("Greenway") whereby the shareholders of Travel Dynamics, Inc. exchanged all of the outstanding Travel Dynamics, Inc. common shares for 2,000,000 common shares of Greenway and Travel Dynamics became a wholly-owned subsidiary of Greenway. The agreement was accounted for as the reorganization of Travel Dynamics, Inc. and the acquisition of Greenway's assets in exchange for 1,236,072 shares of common stock. The common stock issued was recorded at the fair value of the assets received which consisted of $10 in cash. Greenway did not have any operations and had only nominal assets at the date of the agreement. In addition, Greenway changed its name to Travel Dynamics, Inc.

Principles of Consolidation -The accompanying consolidated financial statements include the accounts of Travel Dynamics, L.L.C. from March 1, 1998 (date of inception) through July 31, 1998 and the accounts of Travel Dynamics, Inc. from July 31, 1998. The consolidated financial statements include the accounts of Greenway Environmental Systems, Inc. from the date of its acquisition for accounting purposes on September 29, 1998. These entities are collectively referred to as "the Company." All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of Operations - The Company is a marketing firm which wholesales and distributes educational and lifestyle products and materials through independent sales agents and through the internet. The products and materials are designed to educate and support individuals in their development of income sources for home- based businesses. The products include discount entertainment and travel packages and tax planning and organization packages. The Company also conducts motivational and training seminars for its sales agents.

Business Condition - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Although the Company has suffered a net loss of $966,718 for the year ended June 30, 1999, the Company's cash loss from operations for the same period was only $75,698. Management believes that profitability and cash flows from operations will improve and will provide the necessary capital to fund operations due to the continued success of existing products and the introduction of new products. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Equivalents and Fair Value of Financial Instruments - Cash equivalents include highly liquid investments with original maturities of three months or less, readily convertible to known amounts of cash. At June 30, 1999 the Company had cash in excess of federally insured limits of $73,808.

                              TRAVEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The amounts reported as cash, other receivables, certificates of deposits, trade accounts payable, and accrued liabilities are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

Inventory - Inventory includes vacation travel discount packages and cruise certificates. All inventory items are stated at the lower of cost (computed by the first-in, first-out basis) or market value.

Certificates of Deposit - The Company is required to maintain certificates of deposits at federally insured institutions in order to do business in the states of Arizona and Florida. The maturity dates of the investments are December 1999 and March 2000; however, management intends to renew the investments and maintain the deposits on a long-term basis in order to do business in the above mentioned states. At June 30, 1999, the balance of the investments in certificates of deposit was $80,000.

Advertising Costs - Direct-response advertising costs, including the cost of a purchased marketing master database, are capitalized and amortized over the period of the related sales effort. These capitalized advertising costs are included on the balance sheet under the caption "Marketing Master Database". At June 30, 1999, the gross amount of capitalized advertising costs was $117,648. Management estimates that it will take five years for the amortization of the Marketing Master Database. All other advertising costs are expensed as incurred. Advertising expense, was $37,421 for the year ended June 30, 1999, which includes $19,601 for the amortization of the Marketing Master Database. The Company incurred no advertising expense during the period ended June 30, 1998.

Office Equipment - Office equipment is recorded at cost and depreciated over its estimated useful live of seven years, using the straight-line method. Depreciation expense for the year ended June 30, 1999 was $12,678. The Company incurred no depreciation expense for the period ended June 30, 1998.

Software for Internal Use - In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use" (SOP 98-1), the Company charges software evaluation and maintenance costs to expense. Material software development costs subsequent to the establishment of technological feasibility are capitalized, including the costs to purchase, develop and install software for internal use. Capitalized software costs include management information systems and the development to date of an online store to advertise and sell travel packages accessible through the Company's Internet web site. Costs to complete the online store will be capitalized as incurred. Software acquisition and installation costs are depreciated over periods from one to three years by the straight-line method beginning when the systems are operational. Depreciation expense for the year ended June 30, 1999 was $6,785. The Company incurred no depreciation expense for the period ended June 30, 1998.

Trademarks - The cost of a trademark has been capitalized and is being amortized over a three-year period by the straight-line method. Amortization expense for the year ended June 30, 1999 was $526. The trademark was placed in service subsequent to June 30, 1998, therefore the Company incurred no amortization expense for the period March 1, 1998 through June 30, 1998. The cost of a marketing master database used for direct-response advertising has been capitalized and is being amortized over a five-year period by the straight-line method. Amortization expense for the year ended June 30, 1999 was $19,601. The master database was placed in service in June 1998 and the amount of amortization was insignificant for period March 1, 1998 through June 30, 1998.

                              TRAVEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-Lived Assets - The realizability of long-lived assets is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. This analyses involves significant management judgement to evaluate the capacity of an asset to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

Sales Recognition - Sales include the cash sale of travel discount packages and marketing seminars. The Company recognizes sales for training seminars at the date the customer participates in a seminar. Deferred sales (prepaid marketing seminar deposits) represent amounts collected in advance of such participation.

Organization Costs - Costs paid to organize the Company as well as costs paid in connection with the reorganization were capitalized during the period ended June 30, 1998. On July 1, 1998, the Company adopted Statement of Position 98-5 Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs be expensed as incurred. Accordingly, $60,000 of organization costs previously capitalized were expensed during the year ended June 30, 1998.

Stock-Based Compensation -- Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock options on the date granted. Compensation relating to options granted to non-employees is measured by the fair value of the options, computed by an option pricing model.

Basic and Diluted Loss Per Share -Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were 1,927,727 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at June 30, 1999. There were no potentially issuable shares at June 30, 1998.

NOTE 2 - REORGANIZATION OF TRAVEL DYNAMICS L.L.C.

The assets and liabilities of Travel Dynamics, L.L.C. were transferred to Travel Dynamics, Inc., a Nevada corporation, on July 31, 1998. The assets and liabilities transferred from Travel Dynamics L.L.C. were accounted for by the purchase method of accounting and were recorded at historical cost in a manner similar to pooling of interests as follows:

         Historical cost of assets................................................$       177,544
                                                                                  ---------------

         Short-term notes payable.................................................       (195,000)
         Deferred sales                                                                   (83,115)
                                                                                  ----------------
         Total liabilities assumed................................................       (278,115)
                                                                                  ---------------

         Net Liabilities Assumed Over Assets Transferred..........................$      (100,571)
                                                                                  ===============

                              TRAVEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY TRANSACTIONS

Included in other receivables is a receivable from a corporation that is owned in part by an officer of the Company and a receivable from a different officer. The balances of these respective receivables at June 30, 1999 are $31,452 and $13,240, respectively. The corporation noted above has performed services for the Company and has lent the Company money. The receivable owed to the officer is for expenses paid by the officer on behalf of the Company. Included in accrued liabilities is a payable to the same officer of $19,160. This liability is for the reimbursement of expenses incurred by the officer for Company business.

NOTE 4 -CONVERTIBLE NOTES PAYABLE

In June 1999, the Company issued 10% convertible debentures totaling $427,727, consisting of $380,000 in cash, a conversion of $37,727 of accounts payable and $10,000 to a consultant for services rendered. Interest accrues on the debentures beginning June 30, 1999 and is payable at the end of each quarter. The convertible debentures mature and are redeemable at their face value on January 2, 2015. At any time after the convertible debentures were issued, the debentures may be converted into common stock of the Company at the rate of $1.00 per share. Each debenture is callable at 110% of its face value at any time after the first anniversary date of the execution of the note. The holders of the debentures may upon notice of the call, convert the debenture into common stock within thirty days of receiving written notice of such call.

The Company is required to recognize as interest expense the difference between the $1.00 conversion price and the market value of the Company's stock on the day the debenture was granted which was $1.27. Since the debentures were immediately convertible to common stock, the Company recognized the interest expense on the day the debentures were issued. The Company recognized $108,055 of interest expense due to the beneficial conversion feature for the year ended June 30, 1999.

NOTE 5 --INCOME TAXES

There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset at June 30, 1999 are shown below:


Benefit of operating loss carryforwards..........$   245,009
Start up costs ....................................   69,677
Depreciation ......................................    3,740
                                                    --------

Total Deferred Tax Asset.........................$   318,426

Valuation allowance ............................... (318,426)
                                                    --------

Net Deferred Tax Asset...........................$      --
                                                    ========

For tax reporting purposes, the Company has net operating loss carry forwards in the amount of $635,855 which will expire beginning in the year 2018.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes.


                              TRAVEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          For the Years Ended
                                                                             June 30,
                                                                        ---------------------
                                                                         1999        1998
                                                                        --------    --------
Benefit at statutory rate (34%).....................................$  (328,684)   $(12,234)
Non-deductible expenses ..............................................   75,434        --
Change in valuation allowance ........................................  304,292      14,134
State tax benefit, net of federal tax effect .........................  (51,042)     (1,900)
                                                                       --------    --------

Net Benefit From Income Taxes.......................................$      --      $   --
                                                                       ========    ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Agreements With Consulting Firms -- The Company entered into an agreement on June 26, 1998 with a business consulting firm which was mutually rescinded on October 17, 1998. A new agreement was entered into on October 19, 1998. Under the terms of the new agreement, the consulting firm was to provide services and benefits relating to the reorganization of Travel Dynamics, Inc., find Greenway and continue to provide services relating to the Company's ongoing business activities. The Company paid the consulting firm $5,000 as a non refundable retainer, $40,000 for assisting the Company in the reorganization with Greenway and will pay $10,000 per month through December 1, 2000. The agreement for the payment of $10,000 per month was rescinded during April 1999. In addition, the Company has agreed to issue common stock of the Company equal to 10% of all outstanding equity securities, computed on a fully-diluted basis, until the Company has raised up to $5,000,000 of investment capital or has entered into equivalent business combinations. As of June 30, 1999, 429,008 shares of common stock have been issued in relation to this commitment and were valued at $64,351 or $0.15 per share. At June 30, 1999, there were 1,927,727 potentially issuable common shares which, if exercised, would require the Company to issue up to an additional 214,191 shares of common stock to this consulting firm. At the time of issuance of these common shares, the Company would have to record an expense for the fair value of the common stock issued on the date the shares were issued to the consulting firm.

The consulting firm has been granted registration rights regarding their common stock commencing nine months from the date of the agreement and piggyback registration rights to register their stock as part of any other registration of the Company's equity securities. If the Company merges with, acquires assets or property or obtains financing from any entity the consulting firm introduces to the Company, the Company is obligated to pay the consulting firm a finder's fee of 5% of the first $3,000,000, 4% of the next $2,000,000 and 3% of the amount above $5,000,000 of gross proceeds from the transaction. The consulting firm is entitled to appoint one member of the Board of Directors.

On January 1, 1999, the Company entered into an agreement for services with a second consulting firm. This agreement is for a one year period. This agreement requires the Company to pay the firm $3,000 per month through December 1999. The firm also received 40,000 options to purchase common shares of the Company at $0.10 per share. Options for 10,000 shares vested upon being granted and the remaining options vest evenly at the beginning of each quarter. These options had a fair value of $3,200 at the time of issuance, $2,934 of this expense has been recognized as of June 30, 1999.

Employment Agreements -- In connection with a three-year employment agreement with the Company's president, the Company issued 400,000 shares of common stock on September 30, 1998 valued at $0.15 per share, or $60,000. In addition, the employment agreement requires the payment of cash compensation of

                              TRAVEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On January 1, 1999, the Company entered into employment agreements with three non-executive employees. Each of these employment agreements is for three years and may be automatically renewed for an additional year. In connection with these employment agreements, the Company granted options to purchase 175,000 shares of common stock at $0.15 per share. Cash compensation to be paid to these individuals totals $354,000 annually.

Lease agreements - During the year ended June 30, 1999, the Company leased office space under a lease agreement. The lease is month to month. Rental expense for the year ending June 30, 1999 was $36,946. For the period ending March 1, 1998 through June 30, 1998 the Company incurred no lease expense.

Litigation - At June 30, 1999, the Company was a defendant in various lawsuits of which the outcome was unknown. The Company was involved in a lawsuit which has been settled since June 30, 1999. The Company settled the lawsuit for $8,950 which has been accrued in the financial statements.

The Company is subject to other various legal proceedings, which have been initiated by the Company. These proceedings have been initiated in order to protect the interests of the Company and arise in the ordinary course of business. Management cannot predict the outcome of these proceedings but believes they will not have a material effect on the consolidated financial statements. One such instance of litigation whereby an third party had initiated a counter claim against the Company has been settled by the Company's acceptance of an offer.

NOTE 7 - STOCK OPTIONS

Compensation relating to options granted to non-employees is measured by the fair value of the options, computed using the Black-Scholes option pricing model. Stock-based compensation to employees is measured by the intrinsic value method. This method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. When options are forfeited, the compensation expense previously recognized relating to the unvested options are reversed in the period the options are forfeited.

Non-Employee Grants: During the fiscal year ended June 30, 1999, the Company granted options to purchase a total of 825,000 shares of common stock to various individuals and entities.

As disclosed in Note 6, the Company granted 40,000 options to purchase common shares at $0.10 per share to a firm in conjunction with an agreement for services dated January 1, 1999. The options vest at the rate of 10,000 shares per quarter during 1999. Compensation relating to these options was based upon a $0.08 fair value per share and will be recognized over the period the options vest.
                                      F-11

                              TRAVEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company granted stock options to various consulting companies. Options to purchase 96,000 shares of common stock at $0.10 per share were granted in December 1998. These options began vesting on February 28, 1999, with 12,000 options vesting each of the following seven quarters. Options to purchase an additional 100,000 shares were also granted in December 1998. A total of 30,000 options vested upon grant, with 35,000 options vesting each of the following two anniversary dates. Compensation relating to these options was based upon a $0.11 fair value per share and will be recognized over the period the options vest. During May 1999, options to purchase 189,000 shares of common stock at $2.36 per share were granted. 12,000 options vest at the rate of 4,000 per month beginning June 26, 1999. 177,000 options vest at the rate of 14,750 per month beginning one month after the execution of the agreement. Compensation relating to these options was based upon a $0.31 fair value per share and will be recognized over the period the options vest.

The Company granted options to purchase 400,000 shares of common stock at $0.10 per share to members of the Board of Directors. The options vest at the rate of 25% upon being granted and 25% per year over the following three years. Compensation relating to these options was $0.11 per share based upon the fair value and will be recognized over the period the options vest. As of June 30, 1999, one of the directors had exercised 25,000 of these vested options. Also, as of June 30, 1999, one of the members of the Board of Directors resigned and forfeited 75,000 options.

A summary of the status of the Company's non-employee stock options as of June 30, 1999 and changes during the year then ended is presented below:

                                                                                               Weighted
                                                                                                Average
                                                         Shares          Exercise Price      Exercise Price
                                                         ------          --------------      --------------
         Outstanding at July 1, 1998.................           -       $          --         $   --
         Granted.....................................      825,000          0.10 - 2.36          0.62
         Forfeited...................................      (75,000)                0.10          0.10
         Exercised...................................      (25,000)                0.10          0.10
                                                     -------------
         Outstanding at June 30, 1999................      725,000          0.10 - 2.36          0.69
                                                     =============

         Options exercisable at June 30, 1999              167,750                               0.35
                                                     =============

         Weighted-average fair value of
           options granted during the year ..........$        0.15
                                                     =============

The following table summarizes information about non-employee stock options outstanding at June 30, 1999:

                                        Options Outstanding                                  Options Exercisable
                                        -------------------                                  -------------------
                                             Weighted-
     Range of           Number                Average              Weighted-           Number         Weighted-
     Exercise         Outstanding            Remaining              Average          Exercisable       Average
      Prices          At 06/30/99        Contractual Life     Exercise Price         At 06/30/99    Exercise Price
  ---------------  ----------------     -----------------  ---------------------   --------------   --------------

       $0.10            536,000             4.11 years               $0.10             149,000          $0.10
       $2.36            189,000             1.91 years               $2.36              18,750          $2.36

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions: underlying common stock value - $0.40, expected life of the options
- 3.54 years, expected volatility - 74.54% and risk-free interest rate - 4.81%.

                              TRAVEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock-based compensation charged to operations for non-employees was $53,122 for the year ended June 30, 1999. No options were granted to non-employees for the period March 1, 1998 through June 30, 1998.

The above non-vested options to non-employees will be forfeited upon termination of the respective agreements.


Employee Grants: During February 1999, the Board of Directors approved the establishment of an Employee Stock Option Plan. The Plan will authorize the issuance of 1,275,000 options to purchase shares of the Company's common stock. The Plan has not been formally drafted and is subject to shareholder approval.

 As discussed in Note 6, the Company granted options to purchase 600,000 shares of common stock at $0.10 per share to its president in October 1998 in connection with a three-year employment agreement. Options to purchase 200,000 shares will vest on the anniversary date of the agreement and an additional 200,000 options vest each year of employment. The Company's common stock had a fair value of $0.15 per share at the time these options were granted. Compensation relating to these options, based upon the intrinsic value of the options of $0.05 per option, is being recognized over the period the options vest.

The Company granted options to purchase 175,000 shares of common stock at $0.15 per share to three employees in connection with employment agreements discussed in Note 6. The Company's common stock had a fair value of $0.15 per share at the time these options were granted. Options to purchase 85,000 shares vested upon being granted with the remainder vesting through 2001. There was no intrinsic value relating to these options, thus there is no compensation relating to these options.

A summary of the status of the Company's employee stock options as of June 30, 1999 and changes during the year then ended is presented below:

                                                                                                Average
                                                         Shares          Exercise Price      Exercise Price
                                                         ------          --------------      --------------
         Outstanding at July 1, 1998.................         --       $           --      $         --
         Granted.....................................      775,000          0.10 - 0.15            0.11
                                                     -------------
         Outstanding at June 30, 1999................      775,000          0.10 - 0.15            0.11
                                                     =============

         Options exercisable at June 30, 1999               85,000                                 0.15
                                                      ============

         Weighted-average fair value of
           options granted during the period.........$        0.11
                                                     =============

The  following  table  summarizes   information  about  employee  stock  options
outstanding at June 30, 1999:

                                         Options Outstanding                           Options Exercisable
                                         -------------------                           -------------------
                                             Weighted-
     Range of           Number                Average              Weighted-           Number         Weighted-
     Exercise         Outstanding            Remaining              Average          Exercisable       Average
      Prices          At 06/30/99        Contractual Life     Exercise Price         At 06/30/99    Exercise Price
  ---------------  ----------------     -----------------  ---------------------   --------------   --------------

       $0.10            600,000             4.26 years               $0.10                 --               --
       $0.15            175,000             4.51 years               $0.15               85,000            $0.15

                              TRAVEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock-based compensation charged to operations for employees was $13,750 for the year ended June 30, 1999. No options were granted to employees for the period March 1, 1998 through June 30, 1998. Had compensation cost for the Company's options granted to employees been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, net loss and loss per share would have increased for the year ended June 30, 1999 to the following pro forma amounts for the year ended June 30, 1999:


         Net loss:
                  As reported............................$    (966,718)
                  Pro forma..............................     (994,468)

         Basic and diluted loss per share:
                  As reported............................$       (0.27)
                  Pro forma..............................        (0.28)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions: underlying common stock value - $0.15, expected life of the options
- 4.31 years, expected volatility - 75% and risk-free interest rate - 4.48%.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND
                    FINANCING ACTIVITIES

Supplemental Cash Flow Information -
                                                         For the Years Ended
                                                               June 30,
                                                        1999             1998
                                                  -------------    -------------
           Cash paid for interest                  $   1,485       $     --

The Company issued 467,836 shares of common stock upon conversion of notes payable in the amount of $344,360 during the year ended June 30, 1999. During the year ended June 30, 1999, $37,727 of accounts payable were converted into convertible notes payable.

In September 1998 the Company issued 1,236,072 common shares to the shareholders of Greenway Environmental Systems, Inc. in exchange for $10 of assets which was cash.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the Company received $130,000 for the issuance of the Convertible Debentures with terms similar to those described in Note 4.

During July 1999, the Company entered into two separate lease agreements. One of the leases is for new office space for the Company. The lease begins on September 1, 1999 and extends through August 31, 2004. The monthly rental payments are $20,686. As additional compensation to an officer, the Company has entered into a second lease agreement relating to an officer's residence The lease begins July 1, 1999 and extends through June 30, 2000. The monthly rental payments are $1,075.

The following is a schedule of future minimum rental payments required under the new leases:

                              TRAVEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  Years Ending June 30:
                         2000.......................$     219,756
                         2001.......................      248,227
                         2002.......................      248,227
                         2003.......................      248,227
                         2004.......................      248,227
                         Thereafter.................       41,371
                                                    -------------


                         Total......................$   1,254,035
                                                    =============