Form 10QSB
period 1999-09-30
TRAVEL DYNAMICS INC
filed 1999-11-15
CIK 831904

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Mark One

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE OF 1934

             FOR THE QUARTERLY PERIOD ENDED: September 30, 1999

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM      TO N/A

                          COMMISSION FILE NUMBER: 33-21239


                                TRAVEL DYNAMICS, INC.
       ----------------------------------------------------------------
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               NEVADA                              810462569
       ----------------------               --------------------------------
       STATE OF INCORPORATION               (I.R.S. EMPLOYER IDENTIFICATION
                                             NUMBER)


     4150 North Civic Center Boulevard, Penthouse Suite  SCOTTSDALE, AZ  85251
     -------------------------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


       Registrant's telephone number, including area code:   (480) 949-9500

 Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         X   YES       _ NO

 As of November 12, 1999, approximately 4,453,080 shares of common stock ($.001 par value) were outstanding.

                        TRAVEL DYNAMICS, INC.

                                INDEX

                                                                Page

    PART I. Financial Information . . . . . . . . . . . . . . . . . . . 3

         Item 1.   Financial Statements (Unaudited) . . . . . . . . . . 3

         Item 2.   Management's Discussion and Analysis of
                   Analysis of Financial Condition and Results
                   of Operations. . . . . . . . . . . . . . . . . . . . 3

    PART II. Other Information. . . . . . . . . . . . . . . . . . . . . 8

         Item 2.   Changes in Securities and Use of Proceeds. . . . . . 8

         Item 4.   Submission of Matters to a Vote of Security
                   Holders. . . . . . . . . . . . . . . . . . . . . . . 8

         Item 5.   Other Information. . . . . . . . . . . . . . . . . . 8

         Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 8

               [Inapplicable Items Have Been Omitted]

                    PART I. Financial Information


 Item 1. Financial Statements.  [Unaudited]

 The Condensed Consolidated Financial Statements of Travel
 Dynamics, Inc. for the three-month period ending September 30, 1999 are unaudited and are attached and incorporated by this reference as Item 1.

 Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations.

 Certain statements in this Form 10-QSB, including without limitation information set forth under Item 2 entitled 'Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act), including, without limitation, statements regarding the Company's expectations, beliefs, estimates, intentions, and strategies about the future. Words such as, "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's shareholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements and are not guarantees of future performance. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such future results are based upon management's best estimates of current conditions and the most recent results of operations. Such information contained in such statements is difficult to predict; therefore actual results may differ materially from those expressed or forecasted. The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

 The accompanying condensed consolidated financial statements include comparative data for the accounts of Travel Dynamics, L.L.C. from July 1, 1998 through July 31, 1998 and the accounts of Travel Dynamics, Inc. (now known as Travel Dynamic Services, Inc.) from July 31, 1998 (inception) to September 29, 1998 (the date of the reverse acquisition) and thereafter. The condensed consolidated financial statements for comparative purposes also include the accounts of Greenway Environmental Systems, Inc., (now known as "Travel Dynamics, Inc.") from the date of the reverse acquisition on September 29, 1998. These two entities (Travel Dynamics, Inc. as the parent company and Travel Dynamics Services, Inc. as the sole operating subsidiary) are collectively referred to herein as "the Company."
                                3

 Three Months Ended September 30, 1999 Compared to Three Months
 Ended September 30, 1998

 The Company is a marketing firm that wholesales and distributes educational and lifestyle products and materials to independent sales agents, who resell the packages. These products and materials are designed to educate and support individuals in their development of income sources for home-based businesses.
 The products include discount entertainment and travel packages and tax planning and organization packages. The Company also engages in the organization and hosting of various marketing, training and motivational seminars. The Company is gaining increasing revenues through various direct marketing activities, including the Internet.

 During the three months ended September 30, 1999, the Company introduced several new products marketed to home-based businesses that focus on home-based business tax issues and advantages. The primary products introduced by the Company are the TruTax Advantage System and the TruTax Conference Experience, as well as other training products and seminars. The TruTax Advantage System provides information on potential tax breaks for home-based businesses, implementation strategies and tools to take advantage of such tax breaks for state and federal income taxes purposes. The package includes but is not limited to an audio presentation, workbook, planner system, tax consultation by phone, audit protection for 12 months and a tax preparation kit, among other features. The TruTax Conference Experience is currently conducted by experienced tax personnel, is designed to assist home-based business owners in understanding and implementing tax breaks available to home-based business and qualifies as continuing education for certified public accountants.

 Net sales for the three months ended September 30, 1999 and 1998 were $1,417,485 and $281,990, respectively, which is an increase of $1,135, 495 or approximately 403%. This increase was primarily attributable to the Company having dramatically increased its customer base over the past year. For the three months ended September 30, 1998, the Company was essentially a start-up company and in the early stages of its current form of operations and had a minimal customer base from which to generate revenues.

 Gross margin for the three months ended September 30, 1999 was 59% and represents an increase of 18.4% in the gross margin percentage as compared to the three months ended September 30, 1998. The increase relates to the entertainment and travel packages and executive seminar products being sold at higher margins as a result of volume purchasing and an increase in volume of higher margin supplemental marketing products in the three months ended September 30, 1999. During the three months ended September 30, 1998, the margins on the entertainment and travel packages and executive seminars were lower than during 1999 due to higher costs and the lack of supplemental marketing products.

 Selling and general and administrative expenses for the three months ended September 30, 1999 and 1998 were $740,658 and $179,100, respectively, which represents an increase of $561,558, or 314%. The increase primarily relates to the Company adding personnel and systems to the infrastructure to keep up with the rapid rate of growth the Company experienced over the year. A large portion of the increase was due to an increase of $189,941 related to salaries of key personnel who were hired in October 1998 and January 1999, and relate to the addition of full time employees serving as the Chief Executive Officer, Vice President of Marketing, Compliance Director, Marketing Communications Director and Chief Technical Officer.

 The Company's interest expense for the three months ended September 30, 1999 was $81,206, compared to the three months ended September 30, 1998, during which the Company did not incur any significant interest expense. This increase was primarily attributable to the interest expense associated with the convertible debenture offering completed June 30, 1999. The convertible debenture offering is described in greater detail in the Company's 10-KSB for the fiscal year ended June 30, 1999, filed October 1999 and incorporated herein by reference. The Company was required to recognize as interest expense the difference between the $1.00 per share conversion price for the debentures to be converted into the Company's common stock and the market value per share of the Company's stock on the day the debentures were granted, which difference was $.27 per share. The Company recognized $63,250 of interest expense due to the beneficial conversion feature of the debentures for the three months ended September 30, 1999. An additional $16,943 was attributable to interest accrued on the debentures during the three months ended September 30, 1999.

 The net results of operations for the three months ended
 September 30, 1999 and 1998 was $14,888 net income and $372,666 net loss, respectively, which represents an increase of $387,554, or 104%. The increase in net income for this period is primarily attributable to the increased sales activity and resulting revenue as compared to the prior period coupled with the absence of one time merger and reorganization expenses of approximately $307,983 the Company incurred in the three months ended September 30, 1998. The Company continues to experience increased sales activity and expects improving net results over the next several quarters as compared to the previous year's quarters.

 Liquidity and Capital Resources

 The Company's primary source of cash during the three months ended September 30, 1999 has been provided by cash flow from operations and approximately $250,000 from the issuance of the convertible debentures described above. The Company has experienced an increase in its cash flow from operations and management anticipates the cash generated from operations will be sufficient to satisfy substantially all of the Company's working capital needs.

 Operating activities for the three months ended September 30, 1999 and 1998 used $138,217 and provided $40,363, respectively. The difference in cash generated from operations is mainly attributable to changes in operating assets and liabilities related to the significant increase in customers and customer transactions.

 Expenditures for property and equipment and other assets totaled $84,292 for the three months ended September 30, 1999. Expenditures for property and equipment and other assets include $65,839 in office equipment that relate the Company moving into new, larger offices and increasing the number of personnel, and $18,453 in software for internal use.

 Plan of Operations

 Management estimates that the cash flows from operations over the next 12 months, as well as the proceeds from the offering of certain convertible debentures will be sufficient to continue the Company's operations and to cover its operational expenses. Management reasonably believes that sales will be sufficient to maintain the Company' cash-flow requirements. Nevertheless, the Company reserves the right to raise additional proceeds or incur debt or take such other actions to expand or sustain its operations. However, as of the fiscal quarter ended September 30, 1999, the Company did not specifically anticipate raising any additional funds through debt or equity offerings of securities.

 The Company has projected broadening its product and service line through electronic commerce and including more on-line products and services over the Internet. The Company also plans to provide telephone support for its current products and services. As previously described, the Company began offering a tax support package to home-based businesses. The Company recently entered into a lease of its current principal office in Scottsdale, Arizona with a remaining term of several years. The Company anticipates increasing its number of employees over the next 12 months to include clerical and other administrative personnel to keep pace with the growth of the Company, in addition to employees to provide telephone support as previously described.

 The historical background and general description of business is more particularly set out in the last filed Form 10-KSB Report for the Company, which was filed during October 1999. A copy of this filing or other filings to date under the Securities Act of 1934 by the Company will be made available by the Company to any shareholder requesting the same, or to other interested parties. All filed documents of the Company may further be retrieved "on line" through the Internet at the SEC homepage at: http://www.sec.gov.

 Until the Company achieves a sustained level of profitability, it must be considered a start-up entity. Management considers the growth of revenues and profitability to be positive and expects to maintain profitability for the current fiscal year, however no warranty of this projection can be made. The Company remains dependent on continuing cash flows to meet certain operating expenses and no assurance of financial success or economic survival of the Company can be assured during this period.

 The Company has and will continue to incur costs related to legal and accounting fees, initial filing fees, and advertising and marketing fees. These types of costs may not be incurred at the same level or percentage of revenues as experienced in the past.

 Management's general discussion of operations is limited by and should be considered within the context of the actual Condensed
 Consolidated Financial Statements and notes attached thereto and incorporated as part of Item 1 above.

 Year 2000 Disclosure

 The Company uses computers and telecommunications equipment in its operations, and has attempted to address the Year 2000 problem and the performance of its critical functions. The Company believes it has addressed any Year 2000 problems related to its internal systems and has hired an in-house Chief Technical Officer who has completed reviews and updates of the Company operating systems and program applications for Year 2000 compliance or conduct the upgrade or substitution of systems to be compliant. The Company has concluded that it appears that most of the Company's current operating systems were acquired recently enough to be fully Year 2000 compliant. Based on its review, management believes that the Year 2000 problem will not have a material adverse effect stemming from the internal systems of the Company.

 The Company has reason to believe its major vendor is Year
 2000 ready. However, there can be no guarantee that the systems of other companies, or the independent sales agents utilizing the Company's services on which the Company's business relies will be converted in a timely manner or that representations made to the Company by third parties will be accurate. As a result, the failure of third parties to adequately address their Year 2000 problem could have a material adverse effect on the operations of the Company.

 The Company is most concerned with potential Year 2000 problems in its third party product and service providers such as cruise lines, hotel companies, and airlines from whom it purchases and assembles the travel packages it resells to independent sales agents. It is possible uncured Year 2000 problems in the telecommunications industries, or among travel providers, could substantially impair or shut down the Company's operations. Further, the Company does not believe it has or may exercise any realistic control over, or provide any assistance to these third party providers.

 While the Company believes it is not likely to encounter any significant operational problems, there is no guarantee that a Year 2000 system related failure would not arise. This uncertainty is due, to a large extent, to the uncertainty surrounding potential third party related Year 2000 problems as well as the Company's potential failure to discover all of its own Year 2000 susceptible internal systems problems. While the Company expects that its efforts will provide reasonable assurance that material disruptions will not occur, as previously discussed, the potential for interruption still exists.

 The anticipated costs to the Company for internal compliance will be primarily a portion of the salary and other compensation paid to the Chief Technical Officer. Since the Chief Technical Officer has other corporate duties, it is difficult to estimate direct costs, but management does not believe they are material. The Company's plans to deal with potential Year 2000 problems are as outlined above. The Company believes the planning is adequate to handle any internal Year 2000 problems, but it does not believe it can develop any realistic contingency plan to adequately deal with potential third party Year 2000 problems.

                        PART II. Other Information
                        --------------------------

Item 2. Changes in Securities and Use of Proceeds.
-------------------------------------------------

During the first three months ending September 30, 1999, the Company issued 2,000 shares of common stock, $.001 par value, in exchange for services rendered in connection with a speaking engagement.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matters were required to be submitted to shareholder vote during the quarter ending September 30, 1999. During the second quarter of the current fiscal year, the Corporation is scheduled to hold its annual shareholders meeting on or about November 29, 1999. The Company anticipates the shareholders voting on the election of the Board of Directors and several business matters, such as an employee stock option plan and director compensation plan.

Item 5. Other Information.
--------------------------

The Company has changed its corporate counsel to Jennings, Strouss & Salmon, P.L.C., Phoenix, Arizona. The Company also introduces a new product line of tax-related products and services for home-based businesses, as further described in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 above. As of the end of the first quarter ended September 30, 1999, the Company knows of no other material information other than as described and set out above and under this Item 5.

Item 6. Exhibits and Reports of Form 8-K.
-----------------------------------------

        (1) The attached unaudited Condensed Consolidated Financial Statements for the period ended September 30, 1999, are attached and incorporated as Part I.

        (2) The Company made no 8-K Filings in the quarter ended September 30, 1999.

                                 . . . . . . .

        OTHER EXHIBITS:

                None.

                             SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRAVEL DYNAMICS, INC.



 Date: November 15, 1999                      By:  /S/ James Piccolo
                                              --------------------------------
                                              James Piccolo
                                              President, CEO and Director
                                              Financial and Accounting Officer




 Date: November 15, 1999                      By:   /S/ Brian K. Service
                                              -------------------------------
                                              Brian K. Service
                                              CFO and Managing Director
                                              (Principal Financial and
                                              Accounting Officer)

                              TRAVEL DYNAMICS, INC.


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Page


                Condensed Consolidated Balance Sheet -
                 September 30, 1999 (Unaudited). . . . . . . . . . F-1

                Condensed Consolidated Statements of Operations
                 for the Three Months Ended September 30, 1999
                 and 1998 (Unaudited). . . . . . . . . . . . . . . F-2

                Condensed Consolidated Statements of Stockholders'
                 Deficit for the Three Months Ended September
                 30, 1999 (Unaudited). . . . . . . . . . . . . . . F-3

                Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended September 30, 1999
                 and 1998 (Unaudited). . . . . . . . . . . . . . . F-4

                Notes to Condensed Consolidated Financial
                Statements . . . . . . . . . . . . . . . . . . . . F-5

                                       TRAVEL DYNAMICS, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEET
                                        September 30, 1999
                                           (Unaudited)


                                              ASSETS

    Current Assets
       Cash and cash equivalents . . . . . . . . . . . . . . . . $  201,509
       Other receivables . . . . . . . . . . . . . . . . . . . .    284,616
       Inventory . . . . . . . . . . . . . . . . . . . . . . . .     30,235
       Prepaid assets. . . . . . . . . . . . . . . . . . . . . .     59,107
       Other current assets. . . . . . . . . . . . . . . . . . .     92,450
                                                                 ----------
         Total Current Assets. . . . . . . . . . . . . . . . . .    667,917
                                                                 ----------
    Property and Equipment
       Office equipment. . . . . . . . . . . . . . . . . . . . .    181,999
       Software for internal use . . . . . . . . . . . . . . . .    126,074
       Less accumulated depreciation . . . . . . . . . . . . . .    (30,934)
                                                                 ----------
         Net Property and Equipment. . . . . . . . . . . . . . .    277,139
                                                                 ----------
    Other Assets
       Trademarks, net of $789 accumulated amortization. . . . .      4,470
       Marketing master database, net of $25,492
        accumulated amortization . . . . . . . . . . . . . . . .     92,165
       Investments in certificates of deposit. . . . . . . . . .     80,000
       Other assets. . . . . . . . . . . . . . . . . . . . . . .     86,744
                                                                 ----------

         Total Other Assets. . . . . . . . . . . . . . . . . . .    263,379
                                                                 ----------
    Total Assets . . . . . . . . . . . . . . . . . . . . . . . . $1,208,435
                                                                 ==========

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

    Current Liabilities
       Accounts payable. . . . . . . . . . . . . . . . . . . . . $  127,771
       Accrued liabilities . . . . . . . . . . . . . . . . . . .    216,662
       Deferred sales. . . . . . . . . . . . . . . . . . . . . .    412,622
                                                                 ----------
         Total Current Liabilities . . . . . . . . . . . . . . .    757,055
                                                                 ----------
    Convertible Notes Payable. . . . . . . . . . . . . . . . . .    677,728
                                                                 ----------
    Stockholders' Deficit
       Common stock -$0.001 par value; 50,000,000
        shares authorized; 4,342,080 shares issued
        and outstanding. . . . . . . . . . . . . . . . . . . . .      4,342
       Additional paid-in capital. . . . . . . . . . . . . . . .    820,863
       Unearned compensation . . . . . . . . . . . . . . . . . .    (63,741)
       Accumulated deficit . . . . . . . . . . . . . . . . . . .   (987,812)
                                                                 ----------
         Total Stockholders' Deficit . . . . . . . . . . . . . .   (226,348)
                                                                 ----------

    Total Liabilities and Stockholders' Deficit. . . . . . . . . $1,208,435
                                                                 ==========

   See the accompanying notes to condensed consolidated financial statements.

                               TRAVEL DYNAMICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For the Three Months
                                                       Ended September 30,
                                                     -----------------------
                                                        1999         1998
                                                     ----------   ----------

    Sales. . . . . . . . . . . . . . . . . . . . . . $1,417,485   $  281,990

    Cost of Sales. . . . . . . . . . . . . . . . . .    580,733      167,573
                                                     ----------   ----------
    Gross Profit . . . . . . . . . . . . . . . . . .    836,752      114,417
                                                     ----------   ----------
    Expenses
       Selling, general and administrative
        expense. . . . . . . . . . . . . . . . . . .    740,658      179,100
       Merger and reorganization expense . . . . . .         -       307,983
       Interest expense. . . . . . . . . . . . . . .     81,206           -
                                                     ----------   ----------
        Total Expenses . . . . . . . . . . . . . . .    821,864      487,083
                                                     ----------   ----------
    Net Income (Loss). . . . . . . . . . . . . . . . $   14,888   $ (372,666)
                                                     ==========   ==========

    Basic Earnings (Loss) Per Common Share . . . . . $     0.00   $    (0.22)
                                                     ==========   ==========

    Diluted Earnings (Loss) Per Common Share . . . . $     0.00   $    (0.22)
                                                     ==========   ==========

    See the accompanying notes to condensed consolidated financial statements.

                            TRAVEL DYNAMICS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                 (Unaudited)

                                      Common Stock     Additional                              Total
                                   -------------------   Paid-In    Unearned    Accumulated Stockholders'
                                     Share     Amount    Capital  Compensation    Deficit     Deficit
                                   ---------  --------  --------- ------------  -----------  ----------
Balance-June 30, 1999. . . . . . . 4,340,080  $  4,340  $ 758,960  $ (78,997)   $(1,002,700) $ (318,397)

Issuance of common stock for
 consulting services . . . . . . .     2,000         2      2,373         -              -        2,375

Amortization of deferred
 compensation. . . . . . . . . . .        -         -          -      11,536             -       11,536

Forfeiture of unvested stock
 options . . . . . . . . . . . . .        -         -      (3,720)     3,720             -           -

Beneficial debt conversion
 feature . . . . . . . . . . . . .        -         -      63,250         -              -       63,250

Net income . . . . . . . . . . . .        -         -          -          -          14,888      14,888
                                   ---------  --------  ---------  ---------    -----------  ----------

Balance-September 30, 1999 . . . . 4,342,080  $  4,342  $ 820,863  $ (63,741)   $  (987,812) $ (226,348)
                                   =========  ========  =========  =========    ===========  ==========

See the accompanying notes to condensed consolidated financial statements.

                                  F-3

                            TRAVEL DYNAMICS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                      For the Three Months
                                                       Ended September 30,
                                                     ----------------------
                                                        1999        1998
                                                     ----------  ----------

Cash Flows From Operating Activities
  Net income (loss). . . . . . . . . . . . . . . . . $   14,888  $ (372,666)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation and amortization . . . . . . . . .     17,616       1,881
     Compensation relating to common
      stock, options and debentures
      granted. . . . . . . . . . . . . . . . . . . .     13,911     123,601
     Expenses paid with notes payable. . . . . . . .         -      166,382
     Interest expense relating to beneficial
      conversion feature . . . . . . . . . . . . . .     63,250          -
     Changes in operating assets and liabilities:
       Other receivables . . . . . . . . . . . . . .   (131,560)      9,377
       Prepaid expenses  . . . . . . . . . . . . . .    (41,075)     (5,700)
       Inventory . . . . . . . . . . . . . . . . . .     27,396      (5,229)
       Other assets. . . . . . . . . . . . . . . . .   (116,350)    (61,823)
       Accounts payable. . . . . . . . . . . . . . .    (88,593)    (31,313)
       Accrued liabilities . . . . . . . . . . . . .    123,138      45,468
       Deferred sales. . . . . . . . . . . . . . . .    (20,838)    170,385
                                                     ----------   ---------
     Net Cash and Cash Equivalents Provided
      By (Used In) Operating Activities. . . . . . .   (138,217)     40,363
                                                     ----------   ---------
Cash Flows From Investing Activities
  Payments to purchase property and equipment
   and intangible assets . . . . . . . . . . . . . .    (84,292)         -
  Increase in related party receivable . . . . . . .         -      (16,410)
                                                     ----------   ---------
     Net Cash and Cash Equivalents Used In
       Investing Activities. . . . . . . . . . . . .    (84,292)    (16,410)
                                                     ----------   ---------
Cash Flows From Financing Activities
  Proceeds from issuance of notes payable. . . . . .    250,000          -
                                                     ----------   ---------
     Net Cash and Cash Equivalents Provided
      By From Financing Activities . . . . . . . . .    250,000          -
                                                     ----------   ---------
Net Increase in Cash and Cash Equivalents. . . . . .     27,491      23,953

Cash and Cash Equivalents at Beginning
 of Period . . . . . . . . . . . . . . . . . . . . .    174,018      26,885
                                                     ----------   ---------

Cash and Cash Equivalents at End of Period . . . . . $  201,509   $  50,838
                                                     ==========   =========

See the accompanying notes to condensed consolidated financial statements.

                            TRAVEL DYNAMICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


NOTE 1- INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Travel Dynamics, Inc. (the Company) and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 1999. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2000.

Amounts previously reported for September 30, 1998 and for the three months then ended have been adjusted to conform to the audited consolidated financial statements for June 30, 1999 and for the year then ended.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

During the three months ended September 30, 1999, the Company issued 10% convertible debentures totaling $250,000 in cash. Interest accrues on the debentures beginning June 30, 1999 and is payable at the end of each quarter. The convertible debentures mature and are redeemable at their face value on January 2, 2015. The debentures may be converted into common stock of the Company at the rate of $1.00 per share through June 30, 2001. Each debenture is callable at 110% of its face value at any time after the first anniversary date of the execution of the note. The holders of the debentures, may upon notice of the call, convert the debenture into common stock within thirty days of receiving written notice of such call.

The Company recognized interest expense equal to the difference between the $1.00 conversion price per share and the market value of the Company's stock on the day the debentures were issued, which was $1.27 per share. Interest expense of $63,250 was recognized due to the beneficial conversion feature for the three months ended September 30, 1999.


NOTE 3 - COMMON STOCK

During the three months ended September 30, 1999, the Company issued 2,000 shares of common stock for consulting services. These shares were valued at $2,375, or $1.19 per share, based on the market value of the common stock.

NOTE 4 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in computing earnings per share for the three months ended September 30, 1999 and 1998 and the effect on income and weighted average number of shares of dilutive potential common stock:

                                             For the Three Months Ended
                                                    September 30,
                                             --------------------------
                                                1999           1998
                                             -----------   -----------
  Net income (loss) used in basic earnings
   per share . . . . . . . . . . . . . . . . $    14,888   $  (372,666)
                                             ===========   ===========

  Weighted average number of common shares
   used in basic earnings per shares . . . .   4,342,080     1,698,155
  Incremental shares from assumed
   conversion of stock options . . . . . . .   1,034,256            -
                                             -----------   -----------
  Weighted average number of common
   shares and dilutive potential common
   shares used in dilutive earnings
   per share . . . . . . . . . . . . . . . .   5,376,336     1,698,155
                                             ===========   ===========

The incremental shares from assumed conversion of 10% convertible debentures into 677.722 common shares have not been included in the weighted average number of common shares and dilutive potential common shares for the three months ended September 30, 1999 as they were antidilutive.

The weighted average number of common shares used in the computation for basic and diluted loss per share at September 30, 1998 does not include options on 1,000,000 shares of common stock because their effects would be antidilutive.

NOTE 5 - STOCK OPTIONS

A summary of the status of the Company's stock options as of September 30, 1999 and 1998 and changes during the three months then ended is presented below:


                                         For the Three Months Ended      For the Three Months Ended
                                             September 30, 1999             September 30, 1998
                                         --------------------------   ---------------------------
                                                       Weighted-                    Weighted-
                                                        Average                      Average
                                           Shares    Exercise Price     Shares    Exercise Price
                                         ----------  --------------   ----------  ---------------
 Outstanding at beginning of period . .   1,500,000     $ 0.39                -      $   -
   Forfeited. . . . . . . . . . . . . .     (12,000)      2.36                -      $   -
   Granted. . . . . . . . . . . . . . .          -          -          1,000,000       0.10
                                         ----------                   ----------
   Outstanding at period end. . . . . .   1,488,000         -          1,000,000       0.10
                                         ==========                   ==========
   Options exercisable at period end. .     315,000     $ 0.15                -      $   -
                                         ==========                   ==========
   Weighted-average fair value of
    options granted during the period .  $       -                       $  0.11
                                         ==========                   ==========

                                F-6

The Company measures stock-based compensation from options granted to non-employees by the fair value method set forth under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and measures compensation from options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based compensation charged to operations was $11,536 and $3,000 during the three months ended September 30, 1999 and 1998. Had compensation cost for the Company's options granted to an employee been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net loss and loss per share would have increased for the three months ended September 30, 1999 and 1998 to the pro forma amounts indicated below:

                                                For the Three Months Ended
                                                    Ended September 30,
                                                --------------------------
                                                    1999           1998
                                                ----------      ----------
      Net income (loss):
         As reported . . . . . . . . . . . . .  $   14,888      $ (372,666)
         Pro forma . . . . . . . . . . . . . .       8,013        (402,666)
      Basic earnings (loss) per share:
         As reported . . . . . . . . . . . . .  $     0.00      $    (0.22)
         Pro forma . . . . . . . . . . . . . .        0.00           (0.24)
      Diluted earnings (loss) per share
         As reported . . . . . . . . . . . . .  $     0.00      $    (0.22)
         Pro forma . . . . . . . . . . . . .          0.00           (0.24)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the period ended September 30, 1998: underlying common stock value - $0.15, expected life of the options - 5 years, expected volatility - 75% and risk-free interest rate - 4.4%. There were no options issued during the three months ended September 30, 1999.