Form 10KSB/A
period 1999-06-30
TRAVEL DYNAMICS INC
filed 2000-01-26
CIK 831904

FORM 10-KSB/A
                                  (AMENDMENT NO.1)

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

                        COMMISSION FILE NUMBER: 33-21239

                              TRAVEL DYNAMICS, INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           NEVADA                                     0462569
    ----------------------             ---------------------------------------
    STATE OF INCORPORATION             (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

4150 North Civic Center Boulevard, Penthouse Suite
SCOTTSDALE, AZ                                             85251
- --------------------------------------------------       ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


               Registrant's telephone number, including area code:

                                 (480) 949-9500

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X YES as to filing; (2) X Yes as
to requirement.                               ---                      ---

As of June 30, 1999, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $5,962,546.

As of June 30, 1999, and as of October 13, 1999, the Registrant had outstanding approximately 4,360,080 shares of common stock ($.001 par value).

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

                                     PART IV

Item 14. Exhibits, Financial Statements & Schedules and Reports on Form 8-K...18

                                     PART I.
                                     -------

ITEM 1.  DESCRIPTION OF BUSINESS
- --------------------------------

A. GENERAL DESCRIPTION


         Travel Dynamics, Inc. ("TDI"), as the parent company, and Travel Dynamics Services, Inc. ("TDSI"), as the sole operating subsidiary, are collectively referred to herein as "the Company." TDI and TDSI are both Nevada corporations.

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

         The Company is engaged, to an increasing extent, in direct marketing of travel packages and hotel bookings via the Internet through its web site. In addition, the Company has developed several new educational and lifestyle products related to the home-based business industry, which it intends to launch in the first half of the 2000 fiscal year. The Company believes these "new products" will contribute significantly to revenue in the 2000 fiscal year.

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

         As of June 30, 1999, the Company has eighteen full-time employees, no part-time employees and has a contract relationship with approximately ten thousand independent agents engaged in the sale of its travel and other products.

B.       HISTORICAL BACKGROUND

         Travel Dynamics , L.L.C. was organized in March 1998 as an Arizona limited liability company. Travel Dynamics, L.L.C. was reorganized into Travel Dynamics, Inc., a newly-formed Nevada corporation, on July 31, 1998.

         On September 29, 1998, Travel Dynamics, Inc. entered into a reorganization agreement with Greenway Environmental Systems, Inc. (Greenway") whereby the shareholders of Travel Dynamics, Inc. exchanged all of the outstanding Travel Dynamics, Inc. common shares for 2,000,000 common shares of Greenway and Travel Dynamics, Inc. became a wholly-owned subsidiary of Greenway and changed its name to Travel Dynamics Services, Inc. (referred to herein as "TDSI"). The agreement was accounted for as the reorganization of Travel Dynamics, Inc. and the acquisition of Greenway's assets in exchange for 1,236,072 shares of common stock. In addition, Greenway changed its name to Travel Dynamics, Inc. (referred to hererin as "TDI").

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

ITEM 2. DESCRIPTION OF PROPERTIES
- ---------------------------------

         TDI maintains a single administrative office and meeting center at 4150 North Civic Center Blvd., Penthouse Suite, Scottsdale, AZ. This facility is comprised of approximately 9,600 square feet of which approximately 8,600 are used as administrative space and 1,000 square feet as a meeting/training area.

         The foregoing premises are retained on a 5 year lease with monthly rentals of $20,685.60 and a remaining term under the lease of 58 months. The Company also has a 3 year right of renewal for the premises. The Company does not own or lease any other real property or facilities.

         The Company generally owns basic office equipment, furnishings, and telephones, primarily used in the normal course of daily business. In addition the Company has developed an in-house operating system that is based on an Oracle database and runs on the Company's computer network, both owned by the Company. The Company also owns audio and visual equipment related to the conducting the seminars.

ITEM 3. LEGAL PROCEEDINGS
- -------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

         The Company presently does not have any matters pending which would require shareholder vote or approval, except the ratification of the Company's Board of Director's issuance of common stock and certain options to acquire common stock to Board members and others, as further described in Item 11 entitled "Executive Compensation." The Company anticipates scheduling its first post reorganizational shareholder annual meeting for November 29, 1999. At this shareholder meeting no extraordinary matters are anticipated to be presented and the shareholder meeting is anticipated to be devoted primarily to election of directors; ratification of the appointment of the Company's independent auditors; ratification of the proposed employee stock option plan; and other routine businesses as may come before the meeting.

         It should be noted that subsequent to the reorganization in September 1998, the Reverse Acquisition was approved by majority shareholder consent in accordance with Nevada law and notice supplied to all shareholders of record. A copy of which Majority Shareholder Consent and Notice have previously been filed as Exhibit to an 8-K filing of the Company dated October 14, 1998.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS
- ---------------------------------------------------------------------------

         The Company has only one class of stock issued and outstanding, being its common stock. There is a limited trading market for this common stock on the Electronic Bulletin Board. The Company also has a class of Convertible Debentures which can be converted to the common stock of the Company on a one-to-one dollar ratio, but there is no publicly traded market for such Debentures, nor is any anticipated to develop. The Debentures were sold in a rule 506 Private Placement between April and June 1999 at $10,000 per Debenture and are, thereby, convertible into 10,000 shares of restricted common stock per each debenture. These Debentures are more fully described under Management's Discussion and Analysis of Financial Conditions and Results of Operation below. As of the fiscal year end June 30, 1999 there were 64.7 Debentures issued. As of the closing of the offering, there were 67.8. Debentures issued and outstanding, As of October 1, 1999, two Debentures were converted to 20,000 shares of common stock to date. The Company has not engaged in the sale of any other restricted securities of any type or nature, other than issuance described in this 10-KSB/A Report.

         The common stock of the Company is not actively traded with limited transactions occurring over the Electronic Bulletin Board. The Electronic Bulletin Board is an informal "dealer" listing mechanism for small companies which does not involve a Stock Exchange and is generally limited to low priced, low volume securities, such as those of the Company.

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
========================== ========================== ==========================

ITEM 6. SELECTED FINANCIAL DATA
- -------------------------------

============ ============ ============ ============ ============ ============ ============ ============ ============
              Operating    Net Income   Net Income  Total Assets  Long Term     Cash       Accumulated    Stock-
              Revenues     (loss) from  (loss) from               obligations   Dividends  Losses         holders
                           continuing   common                                                            deficit
                           operations   share
------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
For the      $ 3,142,603  ($ 966,718)    ($ 0.27)    $ 852,678    $ 427,727        N/A    ($ 1,002,700)  ($ 318,897)
Fiscal Year
Ening June
30, 1999
============ ============ ============ ============ ============ ============ ============ ============ ============

         The Company does not pay any dividends and does not anticipate the payment of dividends for the foreseeable future.

         The long term obligations of the Company as of June 30, 1999, consisted primarily of the current 64.7 Convertible Debentures. From the sale of these instruments, the Company raised, at the end of the audit period (6/30/99) total gross proceeds of $427,727, with total gross proceeds at the close of the offering of $667,728 when a total of 67.8 Debentures were issued. These Debentures are convertible to common stock with one Debenture being convertible to 10,000 shares of common stock. The Company can not anticipate, and has no basis to determine, how many of the Debentures, in addition to the two conversions to date, will be converted to common stock and has accordingly carried all remaining Convertible Debentures as debt obligations. The terms of the Debenture and conversion rights are more particularly set out in the following section on Management's Discussion & Analysis.

ITEM 7. MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION & RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS
----------

         Management's discussion and analysis may contain forward-looking statements that involve risks and uncertainties. The statements contained in this 10-KSB/A Report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the Company's expectations, beliefs,
estimates,  intentions,  and  strategies  about  the  future.   Words  such  as
"anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "predicts," "forecasts," or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecast. Any such forward-looking statements are subject to certain unforeseen factors, which may cause a discrepancy with actual results.

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

         As of the fiscal year ended June 30, 1999, the Company had cash flows that should sustain operations. However, in order to fund the growth the Company desires,the Company completed the private placement of the Convertible Debenture Offering during April through June 1999. The Company sold the Debentures, at $10,000 per Debenture with a minimum subscription of one full debenture in most cases. From the private placement, the Company has raised a total of $667,728 through the closing and $427,727 as of the audit date.

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

         Other than the interest on the Debentures, the Company does not have any other financial loans or commitments and does not intend to pay dividends on the common stock for the foreseeable future.

         The Company can not anticipate when or if the Debentures will be converted.

         As noted previously, the Company has not realized profitable operations to this date, but has experienced continuing growth in revenues, and a decrease in operating losses. Revenue growth has been sufficient to pay for most operational expenses of the Company to date including salaries and other routine operating expenses. It is projected that the Company will obtain profitable operations during the 2000 fiscal year, though no warranty of this projection can be made. Management reasonably believes that revenues together with a portion of the working capital reserves, described above, will be sufficient to maintain Company operations until profitability is achieved.

         The increase in revenues are believed attributable by management to simply an increase volume of sales of the travel packages through an increase in selling agents; and, to a lesser extent, increase in revenues in direct on-line sales and from the seminars. The Company's pricing structure has not significantly changed since inception for these services or products.

         The Company estimates its average aggregate profit margin on the travel packages to be approximately $140 or 47%per package. The estimated average profit margin on the sale of seminars will be 15% per event.

         There is, as of June 30, 1999, combined total assets of $852,678; current liabilities of $743,348 and a shareholders' deficit of ($318,397) in the Company.

         Costs of sales in the fiscal year ending June 30, 1999 were $1,888,144 or approximately 60% of sales. The resulting gross profit was $1,254,459 or a gross profit margin of approximately 40%. General and administrative expenses of $1,803,654 for this period resulted in a net loss of ($966,718) or approximately $0.27 per share. Management notes that the Company incurred various one time costs during this start-up period such as $307,983 in reorganization costs; stock compensation fees of $161,851 and interest costs of $108,055.

         Management compensation for the fiscal year ending June 30, 1999, aggregated $359,252 or approximately 11% of revenues. Management also received 650,000 shares of stock in this period,and has options to acquire 600,000 shares at an exercise price of $0.10/share.

         Until the Company achieves a sustained level of profitability, it must be considered a start-up entity. Management considers the growth of revenues and reduction of losses to be positive and expects to achieve profitability in the 2000 fiscal year. However, the Company remains dependent on continuing cash flows to meet certain operating expenses and no assurance of financial success or the economic survival of the enterprise can be assured during this start-up period.

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

         The Company believes it is addressing its year 2000 problems related to its owned or leased IT systems. The Company has hired an in-house IT specialist who will complete reviews and updates prior to December 31, 1999, of all Company operating systems and program applications to insure they are Y2K compliant or they will be upgraded to be compliant, or alternative compliant systems or software acquired. Preliminarily, it appears that most of the Company's current operating systems were acquired recently enough to be fully Y2K compliant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------

         See attached audited financial statements incorporated as exhibit I. to this 10-KSB report.

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


BRIAN K. SERVICE - DIRECTOR (CFO, SECRETARY & CONSULTANT) -
Age: 51
         Mr. Service is a dual New Zealand and U.S. Citizen, and currently resides in California. Mr. Service was a Chemical Engineering graduate of the University of Canterbury in 1968. Mr. Service currently spends a substantial amount of his professional time in the United States acting as an international business consultant. In this capacity, he has clients in North and South

America, the United Kingdom, Asia, Australia and New Zealand. From October 1992 to October 1994, Mr. Service was CEO and Managing Director of Salmond Smith BioLab, a New Zealand publicly traded Company engaged in the production and sale of consumer and industrial products. From 1982 to 1986, he was CEO and Executive Chairman of Milk Products, Holding (North America), Inc., a wholly owned subsidiary of the New Zealand Dairy Board which was located in Santa Rosa, California. Mr. Service is also been a member of the Board of Directors and Audit Committee of Visual Data Corporation since July 1997 and is an Executive Director of EDNet, Inc. On September 15, 1999, Mr. Service was appointed CEO of 3D Systems, Inc., a publicly traded company. In addition to being a Director, Mr. Service will continue as the CFO, Secretary and as a business consultant to the Company.

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

MARY PICCOLO - VICE PRESIDENT OF MARKETING & TRAINING
Age: 32
         Mrs. Piccolo currently resides in Scottsdale, Arizona. Mrs. Piccolo is married to the Company's President. Mrs. Piccolo graduated from Amphitheater High School in Tucson, Arizona in 1984 and attended the University of Arizona, Tucson. She has primarily been engaged in the travel industry and direct marketing industries for her professional business life. She worked in direct marketing of educational products from 1996 to 1997 and Excel Telecommunications from 1995 to 1996. Prior to this she worked for four years as a sales representative for Club Med Resorts. From 1988 to 1991 she worked for Southwest Travel Arrangers, Inc. in the destination services. Mrs. Piccolo also spent three years with Continental Airlines as an in-flight service agent.

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------

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

         The following chart attempts to summarize the current share/option holdings of management, as well as compensations as of June 30, 1999:

MANAGEMENT STOCK/COMPENSATION TABLE
=============== ================== ============ =============== ================
NAME            POSITION           NO. OF       STOCK SUBJUCT   TOTAL ANNUAL
                                   SHARES       TO VESTED OF    MONETARY
                                                FUTURE OPTION   COMPENSATION
                                                RIGHTS1
--------------- ------------------ ------------ --------------- ---------------
James Piccolo   President/Director   400,000        600,000        $ 250,000
--------------- ------------------ ------------ --------------- ---------------
Brian Service   Director/CFO/
                Secretary            0              196,000 2      Per diem 3
--------------- ------------------ ------------ --------------- ---------------
Thomas Dennis   Director             0              100,000        Per diem
--------------- ------------------ ------------ --------------- ---------------
Thomas Vergith  Director             0              100,000        Per diem
--------------- ------------------ ------------ --------------- ---------------
John Piccolo    Vice President       0              0              $ 60,000
--------------- ------------------ ------------ --------------- ---------------
Melinda         Treasurer            0              0              $ 42,500
Fehringer
--------------- ------------------ ------------ --------------- ---------------
Mary Piccolo    Vice President       250,000        0              $150,000
                Marketing/Training
=============== ================== ============ =============== ===============

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

1 Esteem Corporation is owned by Mrs. M. Patricia Piccolo, the mother of the president.

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

         2. Brian Service, Director and CFO. In addition to being a director of the Company, Mr. Brian Service and his affiliated Company, BK Business Consultant International Services, also acts as an independent business consultant to the Company. Mr. Service is also the CFO and corporate secretary. The stock option remuneration to Mr. Brian Service is slightly higher than the stock options provided to other directors because of his added responsibility as a managing director and outside consultant.

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

         5. Convertible Debentures. The Company issued between April and June 1999 64.7 convertible Debentures which may be converted for up to 647,727 common shares. As of the closing of the offering, the Company issued 67.8 convertible Debentures. The Company cannot predict how many, if any, Debentures will be converted to common stock. Any such conversion may result in dilution to existing shareholders or may adversely affect any market price of the Company's shares.

         6. Hold Off Agreement. The Company has requested, and certain material shareholders have voluntarily agreed, not to sell their shares in the Company for a period of six months from April 29, 1999. Thereafter, certain volume limitations would apply to sales. The Hold Off Agreement is applicable to 526,743 shares. The Company requested the "hold off" to enhance its ability to complete subsequent financing. A copy of the Hold-off Agreement was filed as an Exhibit to an earlier 10-QSB by the Company.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed by the undersigned, hereunto duly authorized.

 Travel Dynamics, Inc.
 (Registrant)

/s/ James Piccolo                                            December 31, 1999
---------------------------------                          ------------------
James Piccolo
President, Chief Executive Officer and Director


/s/ Brian K. Service                              December 31, 1999
---------------------------------                ------------------
Brian K. Service                                        Date
Chief Financial Officer,
Principal Accounting Officer and Director



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




                            HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 24, 1999


                              TRAVEL DYNAMICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999


                                     ASSETS
Current Assets
     Cash and cash equivalents...................................................................$      174,018
     Other receivables...........................................................................       153,056
     Inventory...................................................................................        57,631
     Prepaid assets..............................................................................        18,032
     Other current assets........................................................................        17,471
                                                                                                 --------------
         Total Current Assets....................................................................       420,208
                                                                                                 --------------
Property and Equipment
     Office equipment............................................................................       116,160
     Software for internal use...................................................................       107,620
     Less accumulated depreciation...............................................................       (19,463)
                                                                                                 --------------
         Net Property and Equipment..............................................................       204,317
                                                                                                 --------------
Other Assets
     Trademarks, net of $526 accumulated amortization............................................         4,733
     Marketing master database, net of $19,601 accumulated amortization..........................        98,047
     Investments in certificates of deposit......................................................        80,000
     Other assets................................................................................        45,373
                                                                                                 --------------
         Total Other Assets......................................................................       228,153
                                                                                                 --------------
Total Assets.....................................................................................$      852,678
                                                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Accounts payable............................................................................$      216,364
     Accrued liabilities.........................................................................        93,524
     Deferred sales..............................................................................       433,460
                                                                                                 --------------
         Total Current Liabilities...............................................................       743,348
                                                                                                 --------------
Convertible Notes Payable........................................................................       427,727
                                                                                                 --------------
Stockholders' Deficit
     Common stock -$0.001 par value; 50,000,000 shares
        authorized; 4,340,080 shares issued and outstanding .....................................         4,340
     Additional paid-in capital..................................................................       758,960
     Unearned compensation.......................................................................       (78,997)
     Accumulated deficit.........................................................................    (1,002,700)
                                                                                                 --------------
         Total Stockholders' Deficit.............................................................      (318,397)
                                                                                                 --------------
Total Liabilities and Stockholders' Deficit......................................................$      852,678
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


                              TRAVEL DYNAMICS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                               Common Stock         Additional                                     Total
                                         ---------------------       Paid-in     Unearned     Accumulated     Stockholders'
                                         Shares         Amount       Capital   Compensation      Deficit         Deficit
                                         ------         ------       -------   ------------     -------          -------
Balance, March 1, 1998 (Date
  of Inception)                             --     $      --     $      --      $      --      $      --      $      --
Issuance for cash                      1,532,164         1,532          (877)          --             --              655
Net loss                                    --            --            --             --          (35,982)       (35,982)
                                     -----------   -----------   -----------    -----------    -----------    -----------

Balance-June 30, 1998                  1,532,164         1,532          (877)          --          (35,982)       (35,327)
Conversion of debt into
 common stock                            467,836           468       343,892           --             --          344,360
Issuance of common stock for
  assets of Greenway                   1,236,072         1,236        (1,226)          --             --               10
Issuance of common stock as
 compensation to employees
 and for consulting services           1,079,008         1,079       160,772           --             --          161,851
Exercise of stock options                 25,000            25         2,475           --             --            2,500
Beneficial debt conversion feature          --            --         108,055           --             --          108,055
Deferred compensation from grant
 of employee and non-employee
  stock options                             --            --         145,869       (145,869)          --             --
Amortization of deferred
  compensation                              --            --            --           66,872           --           66,872
Net loss                                    --            --            --             --         (966,718)      (966,718)
                                     -----------   -----------   -----------    -----------    -----------    -----------

Balance-June 30, 1999                  4,340,080   $     4,340   $   758,960    $   (78,997)   $(1,002,700)   $  (318,397)
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

                              TRAVEL DYNAMICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Travel Dynamics, L.L.C. was organized in March 1998 as an Arizona limited liability company. The assets and liabilities of Travel Dynamics, L.L.C. were transferred to Travel Dynamics, Inc., a Nevada corporation, on July 31, 1998. From the date of inception through June 1998, there were 1,532,164 shares of common stock of Travel Dynamics, Inc. which were issued for cash and during August 1998, 467,856 shares of Travel Dynamics, Inc.'s common stock were issued upon the conversion of notes payable for which money was contributed during June through August 1998. The financial statements have been restated to reflect the dates of the contribution of capital to Travel Dynamics, L.L.C. The assets and liabilities were recorded at their historical cost.

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
                                                                       ========    ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Agreements With Consulting Firms -- The Company entered into an agreement on June 26, 1998 with a business consulting firm which was mutually rescinded on October 17, 1998 and a new agreement was entered into on October 19, 1998. Under the terms of the new agreement, the consulting firm has provided services and benefits relating to the reorganization of Travel Dynamics, Inc. and finding Greenway and will provide services relating to the Company's ongoing business activities. The Company paid the consulting firm $5,000 as a non refundable retainer, $40,000 for assisting the Company in the reorganization with Greenway and will pay $10,000 per month through December 1, 2000. The agreement for the payment of $10,000 per month was rescinded during April 1999. In addition, the Company has agreed to issue common stock of the Company equal to 10% of all outstanding equity securities, computed on a fully-diluted basis, until the Company has raised up to $5,000,000 of investment capital or has entered into equivalent business combinations. As of June 30, 1999, 429,008 shares of common stock have been issued in relation to this commitment and were valued at $64,351 or $0.15 per share. At June 30, 1999, there were 1,927,727 potentially issuable common shares which, if exercised, would require the Company to issue up to an additional 214,191 shares of common stock to this consulting firm. At the time of issuance of these common shares, the Company would have to record an expense for the fair value of the common stock issued on the date the shares were issued to the consulting firm.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions: underlying common stock value - $0.15, expected life of the options
- - 4.31 years, expected volatility - 75% and risk-free interest rate - 4.48%.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND
                    FINANCING ACTIVITIES

Supplemental Cash Flow Information -
                                                         For the Years Ended
                                                               June 30,
                                                        1999             1998
                                                  -------------    -------------
           Cash paid for interest................. $   1,485       $     --

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