Form 10QSB
period 1999-12-31
TRAVEL DYNAMICS INC
filed 2000-02-14
CIK 831904

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

Mark One

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

             FOR THE QUARTERLY PERIOD ENDED: December 31, 1999

                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM      TO N/A

                          COMMISSION FILE NUMBER: 33-21239

                                TRAVEL DYNAMICS, INC.
      ------------------------------------------------------------------
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               NEVADA                              0462569
      ----------------------        --------------------------------------
      STATE OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

             4150 North Civic Center Boulevard, Penthouse Suite
                  SCOTTSDALE, AZ                        85251
    ----------------------------------------        --------------
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

                         X   YES       _ NO

 As of January 31, 2000, approximately 4,848,080 shares of common stock ($.001 par value) were outstanding.

                        TRAVEL DYNAMICS, INC.

                                INDEX

                                                                Page

            PART I. Financial Information. . . . . . . . . . . . 3

            Item 1.  Financial Statements.  [Unaudited]. . . . . 3

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results
                     of Operations . . . . . . . . . . . . . . . 3

            PART II. Other Information . . . . . . . . . . . . . 7

            Item 2.  Changes in Securities and Use of
                     Proceeds. . . . . . . . . . . . . . . . . . 8

            Item 4.  Submission of Matters to a Vote
                     of Security Holders . . . . . . . . . . . . 7

            Item 5.  Other Information . . . . . . . . . . . . . 7

            Item 6.  Exhibits and Reports on Form 8-K. . . . . . 7


               [Inapplicable Items Have Been Omitted]

                    PART I. Financial Information


 Item 1. Financial Statements.  [Unaudited]

 The Condensed Consolidated Financial Statements of Travel
 Dynamics, Inc. for the six-month period ending December 31, 1999 are unaudited and are attached and incorporated by this reference as Item 1.

 Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations.

 Certain statements in this 10-QSB, including without limitation information set forth under Item 2 entitled 'Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act), including, without limitation, statements regarding the Company's expectations, beliefs, estimates, intentions, and strategies about the future. Words such as, "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's shareholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements and are not guarantees of future performance. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such future results are based upon management's best estimates of current conditions and the most recent results of operations. Such information contained in such statements is difficult to predict; therefore actual results may differ materially from those expressed or forecasted. The forward-looking statements made herein are only made as of the date of this 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

 The accompanying condensed consolidated financial statements include comparative data for the accounts of Travel Dynamics, L.L.C. from July 1, 1998 through July 31, 1998 and the accounts of Travel Dynamics, Inc. (now known as Travel Dynamic Services, Inc.) from July 31, 1998 (inception) to September 29, 1998 (the date of the reverse acquisition). The condensed consolidated financial statements for comparative purposes also include the accounts of Greenway Environmental Systems, Inc., (now known as "Travel Dynamics, Inc.") through the date of the reverse acquisition on September 29, 1998. These two entities (Travel Dynamics, Inc. as the parent company and Travel Dynamics Services, Inc. as the sole operating subsidiary) are collectively referred to herein as "the Company."

 Six Months and Three Months Ended December 31, 1999 Compared to
 Six Months and Three Months Ended December 31, 1998

       The Company is a marketing firm that wholesales and distributes educational and lifestyle products and materials to independent sales associates ("ISAs"), who resell the packages. These products and materials are designed to educate and support individuals in their development of income sources for home-based businesses. The products include discount entertainment and travel packages and tax planning and organization packages. The Company also engages in the organization and hosting of various marketing, training and motivational seminars. The Company is gaining increasing revenues through various direct marketing activities, including the Internet.

 Net sales for the six month and three month periods ended December 31, 1999 were $3,360,944 and $1,943,057. Net sales during the six and three month periods ended December 31, 1999 increased by $2,308,964 or 220% and $1,173,067 or approximately 152% as compared to net sales for the comparable periods during the prior fiscal year. This increase in both the six month and three month periods was primarily attributable to the Company having dramatically increased its customer base over the past year. For the six months and three months ended December 31, 1998, the Company was essentially a start-up company and in the early stages of its current form of operations and had a minimal customer base from which to generate revenues.

 Gross margin for the six month and three month periods ended December 31, 1999 was 49% and 44%. Gross margin during the six and three month periods ended December 31, 1999 increased by 10.8% and 6.3% as compared to gross margin for the comparable periods during the prior fiscal year. The increases in both the six month and three month periods relate to the entertainment and travel packages and executive seminar products being sold at higher margins as a result of volume purchasing and an increase in volume of higher margin supplemental marketing products in the three months ended December 31, 1999 as opposed to the same period ending December 31, 1998 where the margins on the entertainment and travel packages and executive seminars were lower due to higher costs and the lack of supplemental marketing products.

 Selling and general and administrative expenses for the six month and three month periods ended December 31, 1999 was $1,499,348 and $793,238. Selling and general and administrative expenses during the six and three month periods ended December 31, 1999 increased by $818,493 or 120% and $291,483 or 58% as compared to selling and general and administrative expenses for the comparable periods during the prior fiscal year. The increases in both the six month and three month periods primarily relates to the Company adding personnel and systems to the infrastructure to keep up with the rapid rate of growth the Company experienced over the year. A large portion of the increase was due to salaries of key personnel who were hired in October 1998, January 1999 and November 1999, and relate to the addition of full time employees serving as the Chief Executive Officer, Chief Operating Officer, Vice President of Marketing, Compliance Director, Marketing Communications Director and Chief Technical Officer.

     The Company's interest expense for the six month and three month periods ended December 31, 1999 was $97,511 and $16,305, compared to the comparable periods during the prior fiscal year, during which the Company did not incur any significant interest expense. This increase was primarily attributable to the interest expense associated with the convertible debenture offering completed June 30, 1999. The Company recognized $63,250 of interest expense in the three months ended September 30, 1999 due to the beneficial conversion feature of the debentures. The convertible debenture offering is described in greater detail in Part II, Item 7, "Management's Discussion & Analysis of Financial Condition &
 Results of Operations" in the Company's amended and restated 10-KSB/A Report (Amendment No. 1) for the fiscal year ended
 June 30, 1999, filed December 1999 and incorporated herein by reference.

      Net income for the six month and three month periods ended December 31, 1999 was $57,347 and $42,459 compared with net loss of $585,057 and $212,391 for the comparable periods in 1998. Net results during the six and three month periods ended December 31, 1999 increased by $642,404 or 110% and $254,850 or 120% as compared to the net results for the comparable periods during the prior fiscal year. The increase in net income for both the six month and three month periods is primarily attributable to the increased sales activity and resulting revenue as compared to the prior period coupled with the absence of one time merger and reorganization expenses of approximately $307,983 the Company incurred in the three months ended September 30, 1998. The Company continues to experience increased sales activity and expects improving net results over the next several quarters as compared to the previous year's quarters.

 Liquidity and Capital Resources

      The Company's primary source of cash has been provided by cash flow from operations and approximately $250,000 from the issuance of the convertible debentures described in Part II, Item
 7, "Management's Discussion & Analysis of Financial Condition & Results of Operations" in the Company's amended and restated 10-KSB/A Report (Amendment No. 1) for the fiscal year ending June 30, 1999 and filed December 1999. The Company has experienced an increase in its cash flow from operations and management anticipates the cash generated from operations will be sufficient to satisfy substantially all of the Company's working capital needs.

 Net cash generated from operating activities for the three months ended December 31, 1999 and 1998 was $151,047 and $28,485, respectively. The difference in cash generated from operations is mainly attributable to changes in operating assets and liabilities related to the significant increase in customers and customer transactions.

 Expenditures for property and equipment and other assets totaled $170,084 for the six months ended December 31, 1999. Expenditures for property and equipment and other assets include $125,228 in office equipment related to the Company's move into new, larger offices and the increase in the number of personnel, and $44,856 in software for internal use.

 Plan of Operations

 Management estimates that the cash flow from operations over the next 12 months, as well as the proceeds from the offering of certain convertible debentures, completed June 30, 1999, will be sufficient to continue the Company's operations and to cover its operational expenses. Management reasonably believes that the revenues will be sufficient to maintain Company operations. Nevertheless, the Company reserves the right to raise additional proceeds or incur debt or take such other actions to expand or sustain its operations. However, as of the fiscal quarter ending December 31, 1999 the Company did not specifically anticipate raising any additional funds through debt or equity offerings of securities.

      The Company projects broadening its product and service line through electronic commerce and including more on-line products and services over the Internet. The Company also plans to provide telephone support for its current products and services. The Company began offering a tax support package to home-based businesses and plans to continue to support and market this program. The Company also plans to launch a retail electronic commerce web-site in the third quarter of the current fiscal year. The Company plans to design this web site to contain a general merchandise Internet mall with a wide variety of retailers. The web-site may contain a replicating feature that will enable the Company's ISAs to design and operate their individual web sites under the ISA's designated name for availability to that ISA's clients for a fee and transaction-based commissions from the web site sales revenue.

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

 The historical background and general description of business is more particularly set out in Part I, Item 1, "Description of Business" in the last filed amended and restated 10-KSB/A Report (Amendment No.
 1) for the fiscal year ending June 30, 1999, which was filed during December 1999. A copy of this filing or other filings to date under the Securities Act of 1934 by the Company will be made available by the Company to any shareholder requesting the same, or to other interested parties. All filed documents of the Company may further be retrieved "on line" through the Internet at the SEC homepage at http://www.sec.gov.

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

                     PART II. Other Information

 Item 2. Changes in Securities and Use of Proceeds.

      During the second three months ending December 31, 1999, the Company issued 96,000 shares of common stock, $.001 par value, upon exercise of options held by the Company's officers, employees and directors. At the Company's annual shareholder meeting on November 29, 1999, the Company's shareholders approved the Travel Dynamics Incentive Stock Option Plan reserving up to 1,275,000 shares of common stock to officers and managerial employees. During the three months ended December 31, 1999, the Company granted to officers of the Company, options to acquire up to 1,000,000 shares of common stock, subject to vesting over time.

 Item 4. Submission of Matters to a Vote of Security Holders.

 During the second quarter ending December 31, 1999, the Company held its annual shareholder meeting on November 29, 1999 at the Company's principal office. The shareholders of the Company had a quorum and adopted the following proposals: (a) reelection of James Piccolo, Brian K. Service, Thomas Dennis and Thomas Vergith to the Board of Directors for another term, (b) ratification and approval of the Travel Dynamics Incentive Stock Option Plan, for the Company to issue up to 1,275,000 shares of common stock to officers and managerial employees, (c) ratification of the issuance of options, to the existing Board of Directors, to acquire 325,000 shares of common stock at an exercise price of $0.10/share and other compensation and any compensation for new Board members as deemed appropriate by the Board of Directors and
 (d) ratification and approval of the appointment of Hansen, Barnett & Maxwell, Salt Lake City, Utah as independent auditors and to prepare the Company's audited financial statements and take such actions as determined by the officers of the Company.

 Item 5. Other Information.

      The Company hired Martin J. Matthews to serve as the Company's Chief Operating Officer as of November 29, 1999. The Company also contracted with Self & Associates to provide public relations, marketing and investor communications services. As of the end of the second quarter ending December 31, 1999, the Company knows of no other material information other than as described and set out above and under this Item 5.

 Item 6. Exhibits and Reports on Form 8-K.

                (1)     The attached unaudited Condensed
                Consolidated Financial Statements for the period ending December 31, 1999, are attached and incorporated as Part I.

 (2) The Company made no 8-K Filings in the quarter ending December 31, 1999.

                     ..........................

 OTHER EXHIBITS:

                             SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRAVEL DYNAMICS, INC.




 Date: February 14, 2000         By   /S/  James Piccolo
                                   ------------------------------
                                   James Piccolo
                                   President, CEO and Director


 Date: February 14, 2000         By  /S/  Brian K. Service
                                   ------------------------------
                                   Brian K. Service
                                   CFO, Secretary and Director

                     TRAVEL DYNAMICS, INC.


          INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                     Page


       Condensed Consolidated Balance Sheet - December
        31, 1999 (Unaudited) . . . . . . . . . . . . . . .  . . . .  F-1

       Condensed Consolidated Statements of Operations for the
        Three and Six Months Ended December 31, 1999 and 1998
        (Unaudited). . . . . . . . . . . . . . . . . . . .  . . . .  F-2

       Condensed Consolidated Statements of Cash Flows for the
        Six Months Ended December 31, 1999 and 1998 (Unaudited) . .  F-3

       Notes to Condensed Consolidated Financial Statements . . . .  F-4

                         TRAVEL DYNAMICS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1999
                            (Unaudited)

                               ASSETS
     Current Assets
         Cash and cash equivalents. . . . . . . . . . . .  $   416,331
         Other receivables. . . . . . . . . . . . . . . .      307,045
         Inventory. . . . . . . . . . . . . . . . . . . .       88,892
         Prepaid assets . . . . . . . . . . . . . . . . .       62,747
         Other current assets . . . . . . . . . . . . . .       37,677
                                                           -----------
              Total Current Assets. . . . . . . . . . . .      912,692
                                                           -----------
     Property and Equipment
         Office equipment . . . . . . . . . . . . . . . .      241,388
         Software for internal use. . . . . . . . . . . .      152,476
         Less accumulated depreciation. . . . . . . . . .      (59,557)
                                                           -----------
              Net Property and Equipment. . . . . . . . .      334,307
                                                           -----------
     Other Assets
         Trademarks, net of $1,578 accumulated
          amortization. . . . . . . . . . . . . . . . . .        3,681
         Marketing master database, net of $35,297
          accumulated amortization. . . . . . . . . . . .       82,360
         Investments in certificates of deposit . . . . .       80,000
         Other assets . . . . . . . . . . . . . . . . . .       86,745
                                                           -----------
              Total Other Assets. . . . . . . . . . . . .      252,786
                                                           -----------
     Total Assets . . . . . . . . . . . . . . . . . . . .  $ 1,499,785
                                                           ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current Liabilities
         Accounts payable . . . . . . . . . . . . . . . .  $   124,549
         Accrued liabilities. . . . . . . . . . . . . . .      301,743
         Deferred sales . . . . . . . . . . . . . . . . .      560,400
                                                           -----------
              Total Current Liabilities . . . . . . . . .      986,692
                                                           -----------
         Convertible Notes Payable. . . . . . . . . . . .      607,728
                                                           -----------
     Stockholders' Deficit
         Common stock -$0.001 par value; 50,000,000
          shares authorized; 4,501,080 shares issued
           and outstanding  . . . . . . . . . . . . . . .        4,501
         Additional paid-in capital . . . . . . . . . . .      857,045
         Unearned compensation. . . . . . . . . . . . . .      (10,828)
         Accumulated deficit. . . . . . . . . . . . . . .     (945,353)
                                                           -----------
              Total Stockholders' Deficit . . . . . . . .      (94,635)
                                                           -----------
     Total Liabilities and Stockholders' Deficit. . . . .  $ 1,499,785
                                                           ===========

                See the accompanying notes to condensed
                consolidated financial statements.

                           TRAVEL DYNAMICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                        For the Three Months       For the Six Months
                                         Ended December 31,        Ended December 31,
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
  Sales. . . . . . . . . . . . . . . . $ 1,943,057  $   769,990  $ 3,360,944  $ 1,051,980
  Cost of Sales. . . . . . . . . . . .   1,091,055      480,626    1,706,738      648,199
                                       -----------  -----------  -----------  -----------
  Gross Profit . . . . . . . . . . . .     852,002      289,364    1,654,206      403,781
                                       -----------  -----------  -----------  -----------
  Expenses
     Selling, general and
      administrative expense . . . . .     793,238      501,755    1,499,348      680,855
     Merger and reorganization expense          -            -            -       307,983
     Interest expense. . . . . . . . .      16,305           -        97,511           -
                                       -----------  -----------  -----------  -----------
         Total Expenses. . . . . . . .     809,543      501,755    1,596,859      988,838
                                       -----------  -----------  -----------  -----------
  Net Income (Loss). . . . . . . . . . $    42,459  $  (212,391) $    57,347  $  (585,057)
                                       ===========  ===========  ===========  ===========
  Basic Earnings (Loss) Per Common
   Share . . . . . . . . . . . . . . . $      0.01  $     (0.05) $      0.01  $     (0.20)
                                       ===========  ===========  ===========  ===========
  Diluted Earnings (Loss) Per Common
   Share . . . . . . . . . . . . . . . $      0.01  $     (0.05) $      0.01  $     (0.20)
                                       ===========  ===========  ===========  ===========

                See the accompanying notes to condensed
                consolidated financial statements.

                        TRAVEL DYNAMICS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                       For the Six Months
                                                        Ended December 31,
                                                      ----------------------
                                                         1999        1998
                                                      ----------  ----------
     Cash Flows From Operating Activities
        Net income (loss). . . . . . . . . . . . . .  $   57,347  $ (585,057)
        Adjustments to reconcile net loss to net
         cash used by operating activities:
           Depreciation and amortization . . . . . .      56,833       9,179
           Compensation relating to common stock,
            stock, options and debentures granted. .      31,815     183,703
           Expenses paid with notes payable. . . . .          -      149,090
           Interest expense relating to beneficial
            conversion feature . . . . . . . . . . .      63,250          -
           Changes in operating assets and liabilities:
              Other receivables. . . . . . . . . . .    (163,989)      8,311
              Prepaid expenses . . . . . . . . . . .     (44,715)    (28,764)
              Inventory. . . . . . . . . . . . . . .     (31,261)     (8,107)
              Other assets . . . . . . . . . . . . .     (61,578)   (144,166)
              Accounts payable . . . . . . . . . . .     (91,815)    143,274
              Accrued liabilities. . . . . . . . . .     208,220      40,862
              Deferred sales . . . . . . . . . . . .     126,940     260,160
                                                      ----------  ----------
           Net Cash and Cash Equivalents Provided
            By Operating Activities. . . . . . . . .     151,047      28,485
                                                      ----------  ----------
     Cash Flows From Investing Activities
        Payments to purchase property and
         equipment and intangible assets . . . . . .    (170,084)    (11,469)
        Increase in related party receivable . . . .          -      (37,923)
                                                      ----------  ----------
           Net Cash and Cash Equivalents
            Used In Investing Activities . . . . . .    (170,084)    (49,392)
                                                      ----------  ----------
     Cash Flows From Financing Activities
        Proceeds from issuance of common stock . . .      11,350          -
        Proceeds from issuance of notes payable. . .     250,000          -
                                                      ----------  ----------
           Net Cash and Cash Equivalents Provided
            By Financing Activities. . . . . . . . .     261,350          -
                                                      ----------  ----------
     Net Increase (Decrease) in Cash and Cash
      Equivalents. . . . . . . . . . . . . . . . . .     242,313     (20,907)

     Cash and Cash Equivalents at Beginning of Period    174,018      26,885
                                                      ----------  ----------
     Cash and Cash Equivalents at End of Period. . .  $  416,331  $    5,978
                                                      ==========  ==========

                See the accompanying notes to condensed
                consolidated financial statements.

                       TRAVEL DYNAMICS, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

       NOTE 1-INTERIM FINANCIAL STATEMENTS

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

                Amounts previously reported for December 31, 1998 and for the three and six months then ended have been adjusted to conform to the audited consolidated financial statements for June 30, 1999 and for the year then ended.

       NOTE 2 - CONVERTIBLE NOTES PAYABLE

                During the six months ended December 31, 1999, the Company issued 10% convertible debentures totaling $250,000 in cash. Interest accrues on the debentures beginning June 30, 1999 and is payable at the end of each quarter. The convertible debentures mature and are redeemable at their face value on January 2, 2015. The debentures may be converted into common stock of the Company at the rate of $1.00 per share through June 30, 2001. Each debenture is callable at 110% of its face value at any time after the first anniversary date of the execution of the note. The holders of the debentures, may upon notice of the call, convert the debenture into common stock within thirty days of receiving written notice of such call. As described in Note 3 - Common Stock, 60,000 convertible debentures were converted into common stock during the six months ended December 31, 1999.

                The Company recognized interest expense equal to the difference between the $1.00 conversion price per share and the market value of the Company's stock on the day the debentures were issued, which was $1.27 per share. Interest expense of $63,250 was recognized due to the beneficial conversion feature for the six months ended December 31, 1999.

       NOTE 3 - COMMON STOCK

                During the three months ended December 31, 1999, the Company issued 3,000 shares of common stock for consulting services valued at $8,070, or $2.69 per share. During the six months ended December 31, 1999, the Company issued 5,000 shares of common stock for consulting services valued at $10,445 with prices ranging from $1.19 per share to $2.69 per share.

                During the three months ended December 31, 1999, the 10% convertible debentures were converted to 60,000 shares of common stock at the exercise price of $1.00 per share or a total of $60,000. Also during the three months ended December 31, 1999, the Company issued 96,000 shares of common stock for cash of $11,350 upon the exercise of options with exercise prices ranging from $0.10 to $0.15 per share.

       NOTE 4 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

                The following data shows the amounts used in computing earnings per share for the three and six months ended December 31, 1999 and 1998 and the effect on income and weighted average number of shares of dilutive potential common stock:

                                        For the Three Months       For the Six Months
                                          Ended December 31,        Ended December 31,
                                       ------------------------  ------------------------
                                          1999         1998         1999         1998
                                       -----------  -----------  -----------  -----------
  Net income (loss) used in basic
   earnings per share . . . . . . . .  $    42,459  $  (212,391) $    57,347  $  (585,057)
                                       ===========  ===========  ===========  ===========
  Weighted average number of common
   shares used in basic earnings
   per shares . . . . . . . . . . . .    4,444,243    4,121,602    4,392,488    2,909,878

  Incremental shares from assumed
   conversion of stock options. . . .    1,981,209           -       980,381           -
                                       -----------  -----------  -----------  -----------
  Weighted average number of common
   shares and dilutive potential
   common shares used in dilutive
   earnings per share . . . . . . . .    6,425,452    4,121,602    5,372,869    2,909,878
                                       ===========  ===========  ===========  ===========

                The incremental shares from assumed conversion of 10% convertible debentures into 617,728 and 606,061 common shares for the three and six months ended December 31, 1999, respectively, have not been included in the weighted average number of common shares and dilutive potential common shares as they were anti-dilutive. The weighted average number of common shares used in the computation for basic and diluted loss per share at December 31, 1998 does not include options on 1,196,000 shares of common stock because their effects would be anti-dilutive.

       NOTE 5 - STOCK OPTIONS

                A summary of the status of the Company's stock options as of December 31, 1999 and 1998 and changes during the six months then ended is presented below:

                                               For the Three Months      For the Six Months
                                              Ended December 31, 1999  Ended December 31, 1998
                                              -----------------------  ------------------------
                                                      Weighted-Average          Weighted Average
                                                           Exercise                  Exercise
                                                Shares       Price       Shares        Price
                                              -----------  ----------  -----------  -----------
    Outstanding at beginning of period. . . .   1,500,000  $     0.39           -   $       -
    Forfeited . . . . . . . . . . . . . . . .     (12,000)       2.36           -           -
    Exercised . . . . . . . . . . . . . . . .     (96,000)       0.12           -           -
    Granted . . . . . . . . . . . . . . . . .   1,000,000        1.09    1,196,000         0.10
                                              -----------  ----------  -----------  -----------
    Outstanding at period end . . . . . . . .   2,392,000        0.68    1,196,000         0.10
                                              ===========              ===========
    Options exercisable at period end . . . .     695,250  $     0.58      130,000         0.10
                                              ===========              ===========
    Weighted-average fair value of options
     granted during the period. . . . . . . . $      0.43              $      0.11
                                              ===========              ===========

                                        F-5

                The Company measures stock-based compensation from options granted to non-employees by the fair value method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and measures compensation from options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation charged to operations was $3,000 during the three and six month periods ended December 31, 1998 and $9,834 and $21,370 during the three and six month periods ended December 31, 1999, respectively. Had compensation cost for the Company's options granted to an employee been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net loss and loss per share would have increased for the three and six months ended December 31, 1999 and 1998 to the pro forma amounts indicated below:

                                       For the Three Months     For the Six Months
                                        Ended December 31,      Ended December 31,
                                      ----------------------  ----------------------
                                         1999        1998       1999         1998
                                      ----------  ----------  ----------  ----------
    Net income (loss):
       As reported. . . . . . . . . . $   42,459  $ (212,391) $   57,347  $ (585,057)
       Pro forma. . . . . . . . . . .    (64,686)   (217,891)    (56,673)   (590,557)
    Basic earnings (loss) per share:
       As reported. . . . . . . . . . $      0.01 $    (0.05)  $    0.01  $    (0.20)
       Pro forma. . . . . . . . . . .       (0.01)     (0.05)      (0.01)      (0.20)
    Diluted earnings (loss) per share:
       As reported. . . . . . . . . . $      0.01  $   (0.05)  $    0.01  $    (0.20)
       Pro forma. . . . . . . . . . .       (0.01)     (0.05)      (0.01)      (0.20)


                The fair value of each option granted was
                estimated on the date of grant using the
                Black-Scholes option-pricing model with the
                following weighted-average assumptions for the period ended December 31, 1999: underlying common stock value - $1.09, expected life of the options
                - 3 years, expected volatility - 50% and
                risk-free interest rate - 5.8%.   The
                weighted-average assumptions for the period ended December 31, 1998 are as follows: underlying common stock value - $0.15, expected life of the options - 5 years, expected volatility - 75% and risk-free interest rate - 4.4%.