Form 10QSB
period 2000-03-31
TRAVEL DYNAMICS INC
filed 2000-05-22
CIK 831904

FORM 10-QSB

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

Mark One


     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE OF 1934

                FOR THE QUARTERLY PERIOD ENDED: March 31, 2000

                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM      TO N/A

               COMMISSION FILE NUMBER: 33-21239

                             TRAVEL DYNAMICS, INC.
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                 NEVADA                               0462569
      ------------------------------    --------------------------------------
         STATE OF INCORPORATION         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                   4150 North Drinkwater Boulevard, Fifth Floor

                 SCOTTSDALE, AZ                          85251
       --------------------------------------    ----------------------
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

                         X   YES          NO

As of May 15, 2000, approximately 5,595,080 shares of common stock ($.001 par value) were outstanding.

                         TRAVEL DYNAMICS, INC.

                                INDEX

                                                               Page

PART 1. Financial Information                                    1

     Item 1.   Financial Statements. [Unaudited]                 1

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                        1

PART II. Other Information                                       5

     Item 2.   Changes in Securities and Use of Proceeds         5

     Item 5.   Other Information                                 6

     Item 6.   Exhibits and Reports on Form 8-K                  7


                  [Inapplicable Items Have Been Omitted]

                      PART 1.  Financial Information
                      ------------------------------


Item 1.    Financial Statements.  [Unaudited]
---------------------------------------------

                   The Condensed Consolidated Financial
            Statements of Travel Dynamics, Inc. for the nine-month period ending March 31, 2000 are unaudited and are attached as an exhibit and incorporated as Item 1 by this reference.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            -------------------------------------------------

                   Certain statements in this 10-QSB,
            including without limitation information set forth under Item 2 entitled "Management's
            Discussion and Analysis of Financial
            Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation
            Reform Act of 1995 (the Act), including, without limitation, statements regarding the
            Company's expectations, beliefs, estimates,
            intentions, and strategies about the future.
             Words such as, "anticipates," "expects,"
            "intends," "plans," "believes," "seeks,"
            "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the
            Company's shareholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements and are not guarantees of future performance. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such future results are based upon management's best estimates of current conditions and the most recent results of operations. Such information contained in such statements is difficult to predict;
            therefore actual results may differ
            materially from those expressed or
            forecasted. The forward-looking statements made herein are only made as of the date of this 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                   The accompanying condensed
            consolidated financial statements include comparative data for the accounts of Travel
            Dynamics, L.L.C. from July 1, 1998 through
            July 31, 1998 and the accounts of the former
            Travel Dynamics, Inc. (subsequently known as Travel
            Dynamic Services, Inc.) from July 31, 1998
            (inception) to September 29, 1998 (the date of the reverse acquisition). The condensed consolidated financial statements for comparative purposes also include the accounts of Greenway Environmental Systems,
            Inc., (now known as Travel Dynamics, Inc.)
            through the date of the reverse acquisition on September 29, 1998. These two entities
            (Travel Dynamics, Inc. as the parent company and Travel Dynamics Services, Inc. as the sole operating subsidiary) are collectively referred to herein as "the Company." In
            March 2000, the name of the subsidiary,
            Travel Dynamics Services, Inc., was changed to Tru Dynamics, Inc. by filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada. After the name change of the subsidiary, the Company started promoting its products and services under the name "Tru Dynamics," as further described under "Plan of Operations" below.

            Nine Months and Three Months Ended March 31,
            2000 Compared to Nine Months and Three
            Months Ended March 31, 1999

                 The Company is a marketing firm that
            wholesales and distributes educational and lifestyle products and materials to independent sales associates ("ISAs"), who resell the packages. These products and materials are designed to educate and support individuals in their development of income sources for home-based businesses.
            The products include discount entertainment and travel packages and tax planning and organization packages. The Company also engages in the organization and hosting of various marketing, training and motivational seminars. The Company has been and expects to continue increasing its various direct marketing focus and efforts particularly through its website and Internet sales. As a result, the Company has experienced increasing revenues through such direct marketing activities. The Company's activities with respect to the Internet, its proposed web-site and other business plans are further described in "Plan of Operations" below.

                   Net sales for the nine month and
            three month periods ended March 31, 2000 were $4,782,358 and $1,421,414. Net sales during the nine and three month periods
            ended March 31, 2000 increased by $2,856,673 or 148% and $547,709 or approximately 63% as compared to net sales for the comparable periods during the prior fiscal year. This increase in net sales for both the nine month and three month periods ended March
            31, 2000 was primarily attributable to the Company having significantly increased its customer base over the past year. The decrease in the rate of revenue growth for the period is attributable to the fact that the Company does not hold any seminars in the third fiscal quarter and defers the associated revenue until such seminars take place. For the nine months and three months ended March 31, 1999, the Company was essentially a start-up company, in the early stages of its current form of operations and had a minimal customer base from which to generate revenues.

                   Gross margin for the nine month and
            three month periods ended March 31, 2000 was 45% and 36%. Gross margin during the nine month and three month periods ended March
            31, 2000 increased by 1.2% and decreased
            14.8% as compared to gross margin for the comparable periods during the prior fiscal year. The increase in the nine month period gross margin relates to the entertainment and travel packages and executive seminar products being sold at higher margins as a result of volume purchasing. The decrease in the three month period gross margin relates to a change in how the Company collects the price of its seminars and other higher priced products from ISAs, implemented on January 1, 2000. Since
            January 1, 2000, the Company collects the full retail price of these products directly from the ISAs' customers and then pays the ISAs the difference between the retail price and the wholesale price previously charged to the ISAs. In contrast, for periods prior to January 1, 2000, the Company simply collected the wholesale price from the ISAs.

            This change in payments results in a
            reduction in gross margin but no change in gross profit dollars generated on each sale.

                   Selling, general and administrative
            expenses for the nine month and three month periods ended March 31, 2000 were $2,611,057 and $1,111,709. Selling, general and administrative expenses during the nine month and three month periods ended March
            31, 2000 increased by $1,369,727 or 110% and
            $551,234 or 98% as compared to selling,
            general and administrative expenses for the comparable periods during the prior fiscal year. The increases in both the nine month and three month periods ended March 31, 2000 primarily relate to the Company adding personnel and computer systems to its infrastructure in conjunction with the
            Company's growth in sales. In addition, the Company incurred additional expenses relating to the promotion of its name as "Tru Dynamics" and additional development and promotional expenses for the proposed launch of the Company's web-site and Internet products in future quarters, as further described in "Plan of Operations" below.

                   The Company's interest expense for
            the nine month and three month periods ended
            March 31, 2000 was $116,059 and $18,548,
            compared to the comparable periods during the prior fiscal year, during which the Company did not incur any significant interest expense. This increase was primarily attributable to the interest expense associated with the convertible debenture offering completed June 30, 1999.
            The Company recognized $63,250 of interest expense in the three months ended September
            30, 1999 due to the beneficial conversion feature of the debentures. From April 1999 to June 30, 1999, the Company engaged in a private placement of convertible debentures in reliance upon an exemption under Rule 506 under the Securities Act of 1933. The convertible debentures required a minimum investment of $10,000 and are convertible to common stock of the Company at $1.00 per share. The Company issued one partial convertible debenture. The essential terms of the convertible debenture provide that interest is payable at 10% simple annual interest on the face value and payable quarterly, computation of interest commencing from the issue date of June 30, 1999. Interest will be with imputed on a daily basis in the event of call, conversion or maturity of the convertible debenture.
            The convertible debenture is redeemable for its face value at maturity on January 2, 2015. Any accrued interest will be paid through the date of redemption, but no interest will be paid after the date of redemption.

                 Net loss for the nine month and three
            month periods ended March 31, 2000 was
            $556,340 and $613,687 compared with net loss
            of $698,360 and $113,303 for the comparable
            periods in fiscal year 1999.  Net results
            during the nine month period ended March 31,
            2000 increased by $142,020 or 20% as
            compared to the net results for the
            comparable period during the prior fiscal
            year.  The increase in net income for the
            nine month period ended March 31, 2000 is
            primarily attributable to the increased
            sales activity and resulting revenue as
            compared to the prior period coupled with
            the absence of one time merger and
            reorganization expenses of approximately
            $307,983 that the Company incurred in the
            three months ended September 30, 1998.  Net
            results during the three month period ended
            March 31, 2000 decreased by $500,384 or 442%
            as compared to net results for the
            comparable period during the prior fiscal
            year.  The decrease in net income for the
            three month period ended March 31, 2000 is
            primarily attributable to a decrease in
            revenue growth due to the fact that the
            Company does not hold any seminars in the
            third fiscal quarter and defers the
            associated revenue until the seminar takes
            place.  By way of illustration, deferred
            sales have increased from $592,756 as of
            March 31, 1999 to $2,346,887 as of March 31,
            2000.  The decrease in the Company's revenue
            is compounded by the reduction in gross
            margin, as further described above, relating
            to the change of its collection practices
            for seminars and other higher priced
            products as of January 1, 2000.  The Company
            now collects the retail price of its
            seminars and other higher priced products
            directly from the ISAs' customers, rather
            than collecting the wholesale price from the
            ISAs, as the Company did prior to January 1,
            2000.   The increase in the Company's
            expenses is attributable to the Company's increase in personnel and computer and other internal systems to handle increased sales activity, the promotion of the Company under the name "Tru Dynamics," web-sites and new product development and the Company's sales conference held in March 2000. The Company continues to experience increased sales activity and expects improving net results over the next several quarters as compared to the previous year's quarters.

            Liquidity and Capital Resources

                 The Company's primary source of cash
            has been provided by cash flow from
            operations, $385,000 received from the sale of 385,000 units consisting of one share of common stock and one warrant in a private placement offering commenced on March 27, 2000 and currently still open, and approximately $250,000 from the issuance of the convertible debentures. The Company experienced an increase in its cash flow from operations and management anticipates the cash received from the March 2000 private placement offering and generated from operations will be sufficient to satisfy substantially all of the Company's working capital needs over the next 12 months.

                   Net cash generated from operating
            activities for the nine months ended March
            31, 2000 and 1999 was $506,110 and
            $363,858, respectively. The difference in cash generated from operations is mainly attributable to changes in operating assets and liabilities related to increases in customers and customer transactions.

                   Expenditures for property and
            equipment and other assets totaled $978,016 for the nine months ended March 31, 2000.
            Expenditures for property and equipment and other assets include $243,000 in deposits relating to development of the Company's
            Internet Mall web-site concept, $254,000 in leasehold improvements and approximately
            $180,000 in office and computer equipment.

            Plan of Operations

                   Management estimates that the cash
            flow from operations over the next 12
            months, as well as the proceeds from the private placement offering opened March 27, 2000 and offering of certain convertible debentures, completed June 30, 1999, will be sufficient to continue the Company's operations and to cover its operational expenses. Management believes that the revenues will be sufficient to maintain
            Company operations.  Nevertheless, the
            Company reserves the right to raise
            additional proceeds or incur debt or take such other actions to expand or sustain its operations. However, as of the fiscal quarter ending March 31, 2000 the Company did not specifically anticipate raising any additional funds through debt or equity offerings of securities, except in connection with the continuation of the private placement opened March 27, 2000.

                 In addition to marketing travel
            products and seminars, the Company plans to provide additional services and products.
            The Company plans to offer telephone support for its current products and services. The
            Company began offering a tax support package to home-based businesses and plans to continue to support and market this program.
            The Company projects broadening its product and service line through electronic commerce and including more on-line products and services over the Internet. The Company expects to launch the first phase of its family of web-sites in the fourth quarter of the current year. The Company anticipates that the first phase of its family of web-sites will feature a general merchandise shopping mall, a web-portal and a travel site. The Company plans to design this web site to contain a general merchandise
            Internet mall with a wide variety of
            retailers, to be known as the "Tru Mall".
            After changing the name of its operating subsidiary to "Tru Dynamics, Inc.", the Company began and plans to continue marketing its products and services under the name "Tru Dynamics," and using related names for its products and services. For instance, the Company introduced its plans for the Tru Systems e-Business Program, designed to provide ISAs an opportunity to customize their own web pages, linked to the Company's "Tru Mall" general merchandise
            Internet shopping mall and to provide ISAs with business management and communications tools. The web-site may contain a replicating feature to enable the Company's
            ISAs to operate their individual Internet shopping malls under the ISA's designated web site address to such ISA's clients for a fee and transaction-based commissions from the web-site sales revenue.

                   The Company entered into a lease for
            its current principal office in Scottsdale, Arizona which has a remaining term of several years. The Company anticipates increasing its number of employees over the next 12 months to include clerical and other administrative personnel to keep pace with the growth of the Company, in addition to employees to provide telephone support as previously described [and provide support for the Company's Internet related products and services].

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

                   Management's general discussion of
            operations is limited by and should be
            considered within the context of the actual
            Condensed Consolidated Financial Statements and notes attached hereto and incorporated as part of Item 1 above.

                       PART II. Other Information
                       --------------------------

Item 2.     Changes in Securities and Use of Proceeds.
            -----------------------------------------

                 During the three months ending March
            31, 2000, the Company issued 274,000 shares of common stock, $.001 par value, upon exercise of options held by the Company's officers, employees and directors. On
            January 31, 2000 the Company issued 65,000 shares of common stock, $.001 par value, upon exercise of options held by a consultant in reliance upon an exemption under Rule 506 of the Securities Act of 1933, as amended (the "Securities Act").
            The options originally were issued to the consultant in exchange for independent marketing services. The Company proposes to use the proceeds from the exercise of the foregoing options for general working capital. The Company issued 20,000 shares of common stock, $.001 par value, upon conversion of convertible debentures in reliance upon Section 3(a)(9) of the Securities Act. The convertible debentures were originally issued in connection with an offering by the Company conducted from April
            1999 through June 30, 1999, described in greater detail above under the Management's
            Discussion and Analysis of Financial
            Condition and Results of Operations. In connection with a private placement opened in March 27, 2000, as of March 31, 2000, the
            Company issued 385,000 units (each unit
            consisting of one share of common stock, $.001 par value, and a warrant to purchase one share of common stock, $.001 par value, at an exercise price of $3.00). This private placement is being conducted in reliance upon an exemption under Rule 506 of the Securities Act. The private placement is for up to 1,200,000 units with minimum subscriptions for 50,000 units, unless otherwise agreed to by the Company. Each unit is being sold by the Company for $1.00.
            The offering is currently still open but may not be extended beyond May 31, 2000.
            Each warrant allows the holder to purchase one share of the Company's common stock, $.001 par value, at an exercise price of $3.00 per share beginning on May 31, 2000.
            The terms of the warrant agreement provide that all warrants not exercised after May
            31, 2003 or after certain other conditions occur, will expire. The Company plans to use the proceeds from this offering for the development of its general merchandise
            Internet shopping mall web-site and for
            general working capital.

Item 5.     Other Information.
-----------------------------

                 In February 2000, the Company executed
            a letter of intent with Columbus Companies of Bountiful, Utah. The letter of intent indicates the Company's intent to pursue an/ acquisition of the stock or assets of Columbus Companies in exchange for equity in the Company. Certain provisions of the letter of intent are binding but conditioned upon various contingencies, such as approval of counsel, completion of due diligence, approval by the parties' board of directors, execution of various employment agreements and audited financials of Columbus
            Companies. Under the terms of the letter of intent, the Company proposes to exchange
            400,000 shares of the Company's common stock for (i) all of Columbus Companies' tangible and intangible assets, and (ii) all of Columbus Companies' liabilities, excluding certain itemized liabilities. Columbus
            Companies is a travel and incentive
            marketing business with an Internet
            presence. The Company, if it consummates the acquisition of Columbus Companies, plans to use the acquisition to enhance the Company's group of travel products and services offered.

                                   6
                 The Company entered into an Electronic
            Commerce License and Hosting Agreement with
            APEX Interactive, Inc. dated March 1, 2000.
            APEX is engaged in the business of web-site development, marketing and hosting. Under the terms of the agreement, APEX primarily agreed to develop, license and host the proposed general merchandise Internet shopping mall and back-end functionality including business management and communication tools. The specifications under the agreement contemplate completion of a majority of the development within approximately four months. The agreement also contemplates that APEX will develop the functionality for ISAs to replicate individual Internet shopping malls based on the Company's central Internet shopping mall web-site. Subject to the terms of the agreement, the Company proposes to pay APEX in stages and to issue warrants to APEX.

                 In March 2000, the name of the
            subsidiary, Travel Dynamics Services, Inc., was changed to Tru Dynamics, Inc. by filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada. After the name change of the subsidiary, the Company started promoting its products and services under the name "Tru Dynamics," as further described under "Plan of Operations" above.

                 The Company held a conference in Los
            Angeles, California on March 17, 2000,
            attended by more than 1,000 ISAs. At that conference, the Company introduced its plans for the Tru Systems e-Business Program, designed to provide the ISAs an opportunity to customize their own web pages, linked to the Company's general merchandise shopping mall, to be called "Tru Mall," and to provide ISAs with business management and communications tools.

                 As of the end of the third quarter
            ending March 31, 2000, the Company knows of no other material information other than as described and set out above and under this
            Item 5.

Item 6.     Exhibits and Reports On Form 8-K.
---------------------------------------------

     (a)     Exhibits:

             (1)     Unaudited Condensed Consolidated Financial
                     Statements for the period ending March 31, 2000.

             (2) Electronic Commerce License and Hosting Agreement dated March 1, 2000 between Travel Dynamics, Inc. and APEX Interactive, Inc.

             (3) Certificate of Amendment to Articles of Incorporation of Travel Dynamics, Inc. (the Company's sole subsidiary) filed with the Secretary of State of Nevada, March 16, 2000.


             (4)     Private Offering Memorandum for Travel Dynamics, Inc.
                     of up to 1,200,000 units (each unit consisting of 1 share of common stock, $.001 par value and 1 warrant).


             (5)     Financial Data Schedule

                     (b)     Reports on Form 8-K:

                             None in the quarter ending March 31, 2000.

                              SIGNATURES
                              ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TRAVEL DYNAMICS, INC.

 Date: May 22, 2000                          By  /S/  JAMES PICCOLO
                                                ------------------------------
                                                          James Piccolo
                                                         CEO and Director


 Date: May 22, 2000                           By /S/  BRIAN K. SERVICE
                                                ------------------------------
                                                          Brian K. Service
                                                    CFO, Secretary and Director

                     TRAVEL DYNAMICS, INC.


       INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page

Condensed Consolidated Balance Sheet - March 31, 2000 (Unaudited)          F-1

Condensed Consolidated Statements of Operations for the Three and Nine
   Months Ended March 31, 2000 and 1999 (Unaudited)                        F-2

Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended March 31, 2000 and 1999 (Unaudited)                               F-3

Notes to Condensed Consolidated Financial Statements                       F-4

                            TRAVEL DYNAMICS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
                               MARCH 31, 2000
                                 (Unaudited)

                                    ASSETS

Current Assets
     Cash and cash equivalents                             $     581,818
     Other receivables                                           456,180
     Inventory                                                   179,572
     Prepaid assets                                            1,192,009
     Other current assets                                        449,722
                                                           -------------
          Total Current Assets                                 2,859,301
                                                           -------------
Property and Equipment
     Office equipment                                            321,474
     Software for internal use                                   147,837
     Leasehold improvements                                      265,704
     Less accumulated depreciation                              (100,380)
                                                           -------------
          Net Property and Equipment                             634,635
                                                           -------------
Other Assets
     Trademarks, net of $1,315 accumulated amortization            3,944
     Marketing master database, net of $38,035
      accumulated amortization                                    79,622
     Investments in certificates of deposit                       80,000
     Other assets                                                 88,797
                                                           -------------
          Total Other Assets                                     252,363
                                                           -------------
Total Assets                                               $   3,746,299
                                                           =============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                      $     365,401
     Accrued liabilities                                         527,890
     Current portion of deferred lease incentive                  40,454
     Current portion of obligation under capital lease             3,180
     Deferred sales                                            2,346,887
                                                           -------------
          Total Current Liabilities                            3,283,812
                                                           -------------
Long Term Liabilities
     Convertible notes payable                                   587,727
     Deferred lease incentive                                    138,216
     Obligation under capital lease                                5,170
                                                           -------------
          Total Long Term Liabilities                            731,113
                                                           -------------
Stockholders' Deficit
     Common stock -$0.001 par value; 50,000,000 shares
      authorized; 5,245,080 shares issued and outstanding          5,245
     Additional paid-in capital                                1,295,201
     Unearned compensation                                       (10,032)
     Accumulated deficit                                      (1,559,040)
                                                           -------------
          Total Stockholders' Deficit                           (268,626)
                                                           -------------
Total Liabilities and Stockholders' Deficit                $   3,746,299
                                                           =============

See the accompanying notes to condensed consolidated financial statements.

                          TRAVEL DYNAMICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                 For the Three Months       For the Nine Months
                                                    Ended March 31,            Ended March 31,
                                               -------------------------  ------------------------
                                                   2000         1999         2000         1999
                                               ------------  -----------  -----------  -----------
Sales                                          $  1,421,414  $   873,705  $ 4,782,358  $ 1,925,685
Cost of Sales                                       904,844      426,533    2,611,582    1,074,732
                                               ------------  -----------  -----------  -----------
Gross Profit                                        516,570      447,172    2,170,776      850,953
                                               ------------  -----------  -----------  -----------
Expenses
   Selling, general and administrative expense    1,111,709      560,475    2,611,057    1,241,330
   Merger and reorganization expense                     -            -            -       307,983
   Interest expense                                  18,548           -       116,059           -
                                               ------------  -----------  -----------  -----------
   Total Expenses                                 1,130,257      560,475    2,727,116    1,549,313
                                               ------------  -----------  -----------  -----------
Net Income (Loss)                              $   (613,687) $  (113,303) $  (556,340) $  (698,360)
                                               ============  ===========  ===========  ===========
Basic and Diluted Loss Per Common Share        $      (0.13) $     (0.03) $     (0.12) $     (0.18)
                                               ============  ===========  ===========  ===========
Weighted Average Number of Common
 Shares Used in Per Share Calculation             4,766,596    4,314,802    4,516,284    3,871,350
                                               ============  ===========  ===========  ===========

[FN]
 See the accompanying notes to condensed consolidated financial statements.

                           TRAVEL DYNAMICS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      For the Nine Months
                                                         Ended March 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
Cash Flows From Operating Activities
     Net income (loss)                               $  (556,340) $  (698,359)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
          Depreciation and amortization                   78,801       17,520
          Compensation relating to common stock,
           options and debentures granted                 32,611      201,415
          Expenses paid with notes payable                    -       149,360
          Interest expense relating to beneficial
           conversion feature                             63,250           -
          Changes in operating assets and liabilities:
               Other receivables                        (313,124)      (5,241)
               Prepaid expenses                       (1,173,977)    (147,013)
               Inventory                                (121,941)     (79,213)
               Accounts payable                          149,037      289,303
               Accrued liabilities                       434,366       43,330
               Deferred sales                          1,913,427      592,756
                                                     -----------  -----------
     Net Cash and Cash Equivalents Provided By
      Operating Activities                               506,110      363,858
                                                     -----------  -----------
Cash Flows From Investing Activities
     Payments to purchase property and equipment
      and intangible assets                             (502,341)    (259,527)
     Increase in other assets                           (475,675)          -
     Increase in related party receivable                     -       (34,528)
                                                     -----------  -----------
     Net Cash and Cash Equivalents Used In
      Investing Activities                              (978,016)    (294,055)
                                                     -----------  -----------
Cash Flows From Financing Activities
     Proceeds from issuance of common stock
      and exercise of options                           430,250            -
     Proceeds from issuance of notes payable            250,000        50,000
     Distribution to shareholder                             -           (900)
     Proceeds from deferred lease incentive             200,000            -
     Payments on capital lease                             (544)           -
                                                     ----------  ------------
     Net Cash and Cash Equivalents Provided
      By Financing Activities                           879,706        49,100
                                                     ----------  ------------
Net Increase (Decrease) in Cash and Cash Equivalents    407,800       118,903

Cash and Cash Equivalents at Beginning of Period        174,018        26,885
                                                     ----------  ------------
Cash and Cash Equivalents at End of Period           $  581,818  $    145,788
                                                     ----------  ------------

See the accompanying notes to condensed consolidated financial statements.

                      TRAVEL DYNAMICS, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 -- INTERIM FINANCIAL STATEMENTS

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

Amounts previously reported for March 31, 1999 and for the three and nine months then ended have been adjusted to conform to the audited consolidated financial statements for June 30, 1999 and for the year then ended.

NOTE 2 -- CONVERTIBLE NOTES PAYABLE

During the nine months ended March 31, 2000, the Company issued 10% convertible debentures totaling $250,000 in cash. Interest accrues on the debentures beginning June 30, 1999 and is payable at the end of each quarter. The convertible debentures mature and are redeemable at their face value on January 2, 2015. The debentures may be converted into common stock of the Company at the rate of $1.00 per share through June 30, 2001. Each debenture is callable at 110% of its face value at any time after the first anniversary date of the execution of the note. The holders of the debentures, may upon notice of the call, convert the debenture into common stock within thirty days of receiving written notice of such call. As described in Note 3 - Common Stock, 20,000 and 80,000 convertible debentures were converted into common stock during the three and nine months ended March 31, 2000, respectively.

The Company recognized interest expense equal to the difference between the $1.00 conversion price per share and the market value of the Company's stock on the day the debentures were issued, which was $1.27 per share. Interest expense of $63,250 was recognized due to the beneficial conversion feature for the nine months ended March 31, 2000.

NOTE 3 -- COMMON STOCK

During the nine months ended March 31, 2000, the Company issued 5,000 shares of common stock for consulting services valued at $10,445 with prices ranging from $1.19 per share to $2.69 per share.

During the three and nine months ended March 31, 2000, the 10% convertible debentures were converted into 20,000 and 80,000 shares of common stock respectively, at the exercise price of $1.00 per share or a total of $20,000 and $80,000, respectively. Also during the three and nine months ended March 31, 2000, the Company issued 339,000 and 435,000 shares of common stock, respectively for cash of $38,900 and $45,400, respectively, upon the exercise of options with exercise prices ranging from $0.10 to $0.15 per share.

On March 27, 2000, the Company started a private placement offering receiving a total of $385,000 as of March 31, 2000. Each unit sold for $1 and consisted of one share of common stock and one warrant. The warrants can be exercised for $3.00. In connection with this private placement the Company is to issue as a finders fee warrants to purchase 38,500 shares of common stock exercisable at $1.20. The warrants can be exercised for $1.20.

The warrants mentioned above will expire May 31, 2003. In addition, the warrants will expire prior to May 31, 2003 if, at any time, (i) the average closing bid price for the shares of common stock (or the closing price if then traded on a national securities exchange) has equaled or exceeded $3.00 per share for a period of 60 consecutive days, (ii) the Company gives written notice to the warrant holders within three trading days following such 60 day period, and (iii) the warrant holder fails to exercise the warant within 30 days thereafter.

NOTE 4 -- BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The weighted average number of common shares used in the computation for basic and diluted loss per share for the three and nine months ended does not include, 93,000 common shares to be issued (as mentioned in Note 7), options of 2,033,500, assumed conversion 587,727 convertible debentures and warrants of 423,500 shares of common stock because their effects would be antidilutive. The weighted average number of common shares used in the computation for basic and diluted loss per share for the three and nine months ended March 31, 1999 does not include options on 1,336,000 shares of common stock because their effects would be antidilutive.

NOTE 5 -- STOCK OPTIONS

A summary of the status of the Company's stock options as of March 31, 2000 and 1999 and changes during the nine months then ended is presented below:

                                           For the Nine Months Ended    For the Nine Months Ended
                                                March 31, 2000               March 31, 1999
                                           -------------------------     -------------------------
                                                         Weighted-                      Weighted-
                                                          Average                        Average
                                              Shares    Exercise Price      Shares     Exercise Price
                                           -----------   -----------     -----------   -----------
     Outstanding at beginning of period      1,500,000   $      0.39              -    $        -
     Forfeited                                 (32,000)         0.98         (75,000)         0.10
     Exercised                                (435,000)         0.10              -             -
     Granted                                 1,000,000          1.09       1,411,000          0.11
                                           -----------                   -----------
     Outstanding at period end               2,033,000          0.68       1,336,000          0.10
                                           ===========                   ===========
     Options exercisable at period end         442,500     $    0.58         237,000     $    0.12
                                           ===========                   ===========
     Weighted-average fair value of
       options granted during the period   $      0.43                   $      0.11
                                           ===========                   ===========

The Company measures stock-based compensation from options granted to non-employees by the fair value method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and measures compensation from options granted to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation charged to operations was $13,962 and $39,564 during the three and nine month periods ended March 31, 1999 and $792 and $22,160 during the three and nine month periods ended March 31, 2000, respectively. Had compensation cost for the Company's options granted to an employee been determined based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net loss and loss per share would have increased for the three and nine months ended March 31, 2000 and 1999 to the pro forma amounts indicated below:

                                 For the Three Months   For the Nine Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ----------
    Net income (loss):
             As reported       $ (613,687) $ (113,303) $ (556,340) $ (698,360)
             Pro forma           (678,430)   (128,678)   (744,478)   (719,360)
   Basic and diluted loss per share:
             As reported       $    (0.13) $    (0.03) $    (0.12) $    (0.18)
             Pro forma              (0.14)      (0.03)      (0.16)      (0.19)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the period ended March 31, 2000: underlying common stock value - $1.09, expected life of the options - 3 years, expected
volatility - 50% and risk-free interest rate - 5.8%.   The weighted-average
assumptions for the period ended March 31, 1999 are as follows: underlying common stock value - $0.15, expected life of the options - 4.9 years, expected volatility - 75% and risk-free interest rate - 4.5%.

NOTE 6 -- LETTER OF INTENT

On February 2000, the Company entered into a letter of intent with the Columbus Companies (Columbus) whereby in exchange for 400,000 shares of the Company's common stock (closing price as of 2/28/00 of $1.31 per share) the Company would acquire, (i) all Columbus' tangible and intangible assets, and
(ii) all Columbus' liabilities, excluding those to be set out in a schedule to be itemized. The purchase agreement is contingent on approval of counsel, completion of due diligence, approval by the Company's board of directors, approval by Columbus' board of directors, execution of various employment agreements and audited financials of Columbus for the 1998 and 1999 financial years.

NOTE 7 -- COMMITMENT

Travel Dynamics entered into an agreement in October 1998 with a business consulting firm, under the terms of the new agreement, the consulting firm has provided services and benefits relating to the reorganization of Travel Dynamics with Greenway. The Company has agreed to the issuance of their common stock equal to 10% of all outstanding equity securities, computed on a fully-diluted basis, until the Company has raised up to $5,000,000 of investment capital or has entered into equivalent business combinations. As of March 31, 2000, the Company is required to issue 93,000 shares of common stock regarding this commitment.

NOTE 8 -- SUBSEQUENT EVENT

During April and May 2000, the Company issued an additional 300,000 shares of common stock in connection with the private placement offering described in note 3. Each unit was sold for $1 and consisted of one share of common stock and one warrant.

In April 2000, directors of the Company who were previously issued stock options exercised options in exchange for 50,000 shares of common stock.