Form 10KSB
period 2000-06-30
TRAVEL DYNAMICS INC
filed 2000-09-28
CIK 831904

FORM 10-KSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

Mark One

     ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
     SECURITIES EXCHANGE OF 1934

          FOR THE FISCAL YEAR ENDED: June 30, 2000

                               OR
     TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ________ TO  N/A

                COMMISSION FILE NUMBER: 33-21239

                      TRAVEL DYNAMICS, INC.
   ----------------------------------------------------------------
   (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               NEVADA                             0462569
        ----------------------      --------------------------------------
        STATE OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                4150 North Drinkwater Boulevard, Fifth Floor
                    SCOTTSDALE, AZ                    85251
         ----------------------------------------   ----------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)


          Registrant's telephone  number, including area code:
                           (480) 949-9500

       Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X Yes as to filing; (2)
X Yes as to requirement.               ----
---
As of September 26, 2000 the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $4,398,651.

As  of June 30, 2000 the Registrant had outstanding approximately
5,790,080 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 23.

               TABLE OF CONTENTS TO ANNUAL REPORT
                         ON FORM 10-KSB
                    YEAR ENDED JUNE 30, 2000

                             PART I
                                                                   Page

Item 1.   Description of Business                                    1
Item 2.   Description of Property                                    5
Item 3.   Legal Proceedings                                          5
Item  4.  Submission of Matters to a Vote of  Security  Holders      5

                             PART II

Item  5.  Market for Common Equity and Related Stockholder Matters   6
Item  6.  Management's  Discussion and  Analysis of Financial
           Condition and Plan of Operation                           8
Item  7.  Financial Statements and Supplementary Data               13
Item  8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      13

                            PART III

Item  9.  Directors, Executive Officers, Promoters and Control
           Persons                                                  14
Item 10.  Executive Compensation                                    16
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management.                                              20
Item 12.  Certain Relationships and Related Transactions            22

                             PART IV

Item 13.  Exhibits, Financial Statements and Schedules and
          Reports on Form 8-K                                       23

                             PART I.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------
A.   GENERAL DESCRIPTION

     Travel Dynamics, Inc., as the parent company, and Tru Dynamics, Inc., as the sole operating subsidiary, are collectively referred to herein as "the Company." Both are Nevada corporations. The Company is a marketing firm that wholesales and distributes educational and lifestyle products and materials through independent sales associates ("ISAs") and through the Internet. The products and materials are designed to support individuals in their development of income for home-based businesses. This product line consists primarily of travel products, training conferences and packages and e-commerce packages.

     The Company's travel product is comprised of travel premium certificates and vouchers that include airline discounts, condo rentals, car rentals, hotel accommodations, cruises, golf and dining discounts. These components are purchased at a discount from various independent suppliers and vendors, assembled into packages by the Company, and sold to ISAs who purchase the packages from the Company at wholesale and resell them at a retail price.

     The Company also conducts training and motivational seminars. These seminars are marketed primarily through its ISAs. The seminars educate the participants in a variety of topics that teach the fundamental aspects of running a home-based business including tax reduction opportunities, personal effectiveness and personal finances. The Company charges a fee for attending such seminars. The sale of the seminars and travel packages to the Company's ISAs is the most significant revenue source of the Company's business.

     The Company also is engaged, to an increasing extent, in direct marketing via the Internet. In addition, the Company has developed several new educational and lifestyle products related to the home-based business industry. These include the primary components of nationally recognized retail stores, retail travel, discounted travel packages, website development and maintenance and a tax savings and management program for ISAs and their small business clients. The Company believes these "new products" have the potential to contribute significantly to revenue growth in its 2001 fiscal year.

     As  of June 30, 2000, the Company had twenty-seven full-time
employees  and  two  part-time  employees  and  had  a   contract
relationship with approximately 10,000 ISAs engaged in the sale of its travel and other products.

Distribution

      The Company distributes its products and services under agreements with its ISAs and through sales on the Internet.

Status of Publicly Announced New Products and Services

      The Company's website and Internet mall were announced June 2000. The Company currently is deploying several new strategies to expand its customer base through opt-in programs and the websites' unusual "stickiness". The Company also is making enhancements to its travel offerings and expanding the electronic retailers and services available through the Company's websites.

      The Company recently introduced and is marketing short notice travel opportunities with the help of experts in these areas. This approach provides significant advantages to the Company's customers.

Competition

      The barriers to entry in the direct marketing arena and Internet retail market are relatively low. Except in the case of regulation of multi-level marketing, there are few, if any, regulatory constraints which preclude smaller companies from gaining significant market share. With low barriers to entry, competition is significant and is likely to continue. The Company's competition in the Internet retailing arena includes a host of companies which have replicating Internet malls, such as the ones offered by Bigsmart.com and KM.net. However, the Company believes it has significant advantages in the travel product offerings over other competitors because of its relationships and access which cannot be so easily duplicated.

      The Company believes that its ability to compete in the direct marketing and Internet retail market depends upon a number of factors including: the pricing policies of competitors and suppliers; the capacity, reliability, availability and security of the Internet website marketing strategies; the development and timing of introductions of new products and services; the ability to support existing products and services; the ability to balance demand with the fixed expenses associated with supply; and market and general economic trends.

Suppliers

     The Company supplies its travel packages and Internet retail services by entering into agreements with certain suppliers and linking agreements to online retailers. One of the Company's larger suppliers is Columbus Companies. The Company has signed a letter of intent to acquire Columbus Companies. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation."

Dependence on Major Customers

      The Company depends largely on its ISAs to sell its travel packages, educational seminars and drive traffic to its Internet retail mall. The Company provides monetary incentives to its ISAs by discounting its travel packages and paying commissions for customers referred to the Company's website and those products sold directly by the ISAs.

Patents, Trademarks and Copyrights

      The Company does not hold and has not applied for any patents. The Company has filed for trademark protection for key names and symbols.

Effect  of  Existing or Probable Governmental Regulation  on  the
Business

      The Company currently is not required to be licensed by any federal agency. Notwithstanding the current state of the rules, the FCC's potential jurisdiction over the Internet is broad. The Company also may be required to comply with the regulations regarding the operation of its business in several foreign jurisdictions and may be subject to compliance with the requirements of the authorities of these locales regarding the establishment and operation of the Company's business.

      The Company is subject to varying levels of regulation in the states for its multi-level operations. Certain states require the Company to file registrations for providing direct marketing programs that might qualify under multi-level statutes.

     The Company currently is not subject to any state regulation with respect to its Internet related retail services. However, there can be no assurances that the Company will not be subject to such regulations in the future. Additionally, the Company is not aware of any pending legislation that would have a material adverse effect on its operations.

      As the Company's products and services are available over the Internet in multiple jurisdictions, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in such jurisdictions. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon the Company's business, but probably not any more than for its competition.

     Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to adult content by minors, pricing, bulk e-mail
(spam), encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. The Company cannot predict the impact, if any, that future regulatory changes or developments may have on its business, financial condition, or results of operation. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect the costs of doing business on the Internet or increase the likelihood or scope of competition from others, could increase operating costs, limit the Company's ability to offer services and reduce the demand for the Company's products and services in the Internet areas. However, a significant amount of the Company's business can be conducted outside of the Internet.

Cost of Research and Development

      The Company has paid independent contractors to develop its Internet retail website and conduct research and develop enhancements. The Company plans to continue making such enhancements. The Company paid third-parties approximately $323,650 for these services during the fiscal year ended June 30, 2000.

      The Company plans to and currently conducts research and development on a continuing basis, particularly in connection with its Internet retail services and services and products to home-based businesses and other products. At the current time, the Company does not anticipate that such costs will be borne directly or indirectly by the customer or its ISAs; however there is no guarantee that such costs will not be borne by customers or ISAs in the future.

Cost and Effects of Compliance with Environmental Laws

     The Company's business is not directly subject to regulation under the state and federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending at the federal level, which could change the application of such laws so that they would affect the Company.

B.   HISTORICAL BACKGROUND

     Travel Dynamics, Inc. is a Nevada corporation (the "Parent") and has a wholly-owned operating subsidiary known as Tru
Dynamics, Inc. (the "Subsidiary"). The Parent previously was known as Greenway Environmental Systems, Inc. ("Greenway"). The Parent adopted its current name after it acquired the Subsidiary as its sole wholly-owned subsidiary in September 1998 through a reorganization (the "1998 Reorganization"). As a result of the 1998 Reorganization, the issued and outstanding shares of the Subsidiary were acquired by the Parent.

      Before  the  Subsidiary was acquired  by  the  Parent,  the
Subsidiary  originally  was  organized  as  an  Arizona   limited
liability company in March 1998 and was reorganized as a newly-formed Nevada corporation in July 1998.

      After the 1998 Reorganization closed, Greenway, as the parent company, changed its name to "Travel Dynamics, Inc." The Subsidiary, then known as "Travel Dynamics, Inc." changed its name to "Travel Dynamics Services, Inc." and continued to operate under such name until March 2000, when the Subsidiary changed its name to its current name, "Tru Dynamics, Inc.", by filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada. After the name change of the Subsidiary, the Company started promoting its products and services under the name "Tru Dynamics," as further described under "Management's Discussion and Analysis of Financial Condition and Plan of Operation" below.

      The  Parent's  common stock currently  trades  on  the  OTC
Bulletin Board under the symbol "TDNM".

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------
     The Company maintains a single administrative office and meeting center at 4150 North Drinkwater Boulevard, Fifth Floor, Scottsdale, AZ 85251. This facility is comprised of approximately 9,600 square feet of which approximately 8,600 square feet are used as administrative space and 1,000 square feet are used as a meeting/training area.

     These premises are retained by the Company on a 5-year lease with a monthly rental of $20,685.60 and a remaining term under the lease of approximately 50 months. The Company also has a 3 year right of renewal for the premises. The Company does not own or lease any other real property or facilities.

     The Company generally owns basic office equipment, furnishings, and telephones, computer hardware, software and network primarily used in the normal course of daily business. The Company also owns audio and visual equipment related to conducting the seminars.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     The Company presently is not engaged in any material legal disputes or litigation and management does not know of any material legal claims which have been or may be asserted as to the Company at the present time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
     During the fourth quarter ending June 30, 2000 the Company did not submit any matter to a vote of security holders. The Company presently does not have any matters pending which would require shareholder vote or approval, except the ratification of the Company's Board of Director's issuance of options to acquire common stock to Board members as further described in "Executive Compensation". The Company anticipates scheduling its annual meeting in early December 2000. At the proposed annual shareholder meeting no extraordinary matters are anticipated to be presented. The shareholder meeting is anticipated to be devoted primarily to election of directors; ratification of the appointment of the Company's independent auditors; and other routine businesses as may come before the meeting. The shareholders of the Company also will be presented with the opportunity to ratify the Company's Board of Director's issuance of common stock and certain options to acquire common stock to Board members and others, as further described in Item 10 entitled "Executive Compensation".

                            PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------
     The Company has only one class of stock issued and outstanding, being its common stock. There is a limited trading market for this common stock on the OTC Bulletin Board. The common stock of the Company is not actively traded with limited transactions occurring over the OTC Bulletin Board. The OTC Bulletin Board is an informal "dealer" listing mechanism for small companies, which does not involve a Stock Exchange and is generally limited to low priced, low volume securities, such as those of the Company.

     The Company's common stock currently is quoted on the OTC Bulletin Board under the symbol "TDNM" and has been since January 1999. The high and low for each calendar quarter since January 1999 to June 30, 2000 is presented below. This information is derived from the OTC Bulletin Board. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value.

          Quarter                       High       Low

          1999
          ----
          First Quarter                $5.75      $2.00
          Second Quarter               $3.31      $1.25
          Third Quarter                $2.12      $0.94
          Fourth Quarter               $3.00      $1.00

          2000
          ----
          First Quarter                $3.50      $1.31
          Second Quarter               $2.50      $0.75

      The Company does not pay any dividends and does not anticipate the payment of dividends for the foreseeable future.

     The Company also has a class of Convertible Debentures which can be converted into shares of the Company's common stock at a ratio of one share per one dollar ($1.00) face value of the Convertible Debentures. There is no publicly traded market for such Convertible Debentures, nor is one anticipated to develop. The Convertible Debentures were sold in a private offering between April and June 1999 at $10,000 per Convertible Debenture. Certain financial aspects of the Convertible Debentures are described under Item 6 entitled "Management's Discussion and Analysis of Financial Condition and Plan of Operation" below. Upon the closing of the offering of Convertible Debentures, there were 66.8 Convertible Debentures issued and outstanding.

      Each Convertible Debenture provides for 10% simple annual interest on the face value, payable quarterly, with the computation of interest commencing from the issue date of June 30, 1999. Interest will be imputed on a daily basis in the event of call, conversion or maturity of Convertible Debenture. The

Convertible Debentures are redeemable for their face value at maturity on January 2, 2015. Any accrued interest will be paid through the date of redemption, but no interest will be paid after the date of redemption.

      Each Convertible Debenture with a face value of $10,000 is convertible into 10,000 shares of restricted common stock. No partial conversions will be allowed. Upon conversion and physical surrender of the Convertible Debenture instrument, properly endorsed, the holder will be issued the appropriate number of restricted common shares of the Company. The right of conversion expires on the second anniversary date of the Convertible Debenture being June 30, 2001. As of June 30, 2000, eight Convertible Debentures have been converted to 80,000 shares of common stock.

     The Company also has the right to call (redeem) the Convertible Debenture at its face value plus 10% (i.e. $11,000 per Convertible Debenture) at any time after the first anniversary date of the instrument on June 30, 2000. In the event the Company exercises such call right, at the time of call any accrued interest will be fully computed and paid. At present the Company has no intent to call any of the Convertible Debentures. In addition, following notice of the Company's intent to exercise its call right, the legal holder may convert the Convertible Debenture to common stock, as described above, within 30 days after such notice.

     The Company regards the Convertible Debentures and any conversion stock issued pursuant to conversion of the Convertible Debentures as restricted securities issued in reliance on Rule 506 of the Securities Act of 1933, as amended (the "Securities Act"). The Company relied upon the representations and responses to questions in the subscription agreements that the investors were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act. The Company has no obligation or intent to provide registration rights for the Convertible Debenture holders and is anticipating that in the event of conversion, the shares common stock would subsequently be sold by shareholders pursuant to Rule 144 under the Securities Act, or such other exemption as may then be made available to subscribers. The Company believes the holding period of the Convertible Debenture counts as a holding period for stock issued upon conversion under current Rule 144.

     From March 27, 2000 to May 31, 2000 the Company engaged in a second private placement under Rule 506 of the Securities Act of units consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $3 per share. This private placement was for up to 1,200,000 units with a minimum subscription of 50,000 units, unless otherwise agreed to by the Company. Each unit was sold for $1 per unit. Each warrant allows the holder to purchase one share of common stock at an exercise price of $3 per unit beginning May 31, 2000. The terms of the warrant agreement provide that all warrants not exercised after May 31, 2003 or after certain other conditions occur, will expire. The Company sold a total of 735,000 units through the closing date for proceeds of $735,000, of which $685,000 was cash proceeds and $50,000 was in exchange for consulting services received by the Company. The Company employed the net proceeds for web-site development and general working capital. The Company paid an aggregate of $89,050 in cash and granted warrants for 68,500 shares of common stock at an exercise price of $1.20 per share as commissions in connection with the sale of the 735,000 units.

     As of fiscal year end June 30, 2000, the Company had not engaged in the sale of any other restricted securities of any type or nature, except the issuance of common stock and options to acquire common stock to directors and under the Company's employee stock option plan. The issuance of stock and options to directors is further described in Item 10 entitled "Executive Compensation".

      As of June 30, 2000, the approximate number of record shareholders of the Company was 447.

ITEM   6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
-----------------------------------------------------------------
CONDITION AND PLAN OF OPERATIONS
--------------------------------
       Certain statements in this 10-KSB, including without limitation information set forth under Item 6 entitled `Management's Discussion and Analysis of Financial Condition and Plan of Operation" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including, without limitation, statements regarding the Company's expectations, beliefs, estimates, intentions, and strategies about the future. Words such as, "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean that the statement is not forward-looking. The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's shareholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements and are not guarantees of future performance. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such future results are based upon management's best estimates of current conditions and the most recent results of operations. Such information contained in such statements is difficult to predict; therefore actual results may differ materially from those expressed or forecasted. The forward-looking statements made herein are only made as of June 30, 2000, unless otherwise expressly stated and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

      This Management's Discussion and Analysis of Financial Condition and Plan of Operation should be read in conjunction with the Company's accompanying audited Consolidated Financial Statements for the fiscal year ended June 30, 2000. The accompanying Consolidated Financial Statements include comparative data for the following predecessors of the
Subsidiary: (i) accounts of the Subsidiary when it was a limited liability company known as Travel Dynamics, L.L.C., from July 1, 1998 through July 31, 1998; and (ii) accounts of the Subsidiary when it was known as Travel Dynamics, Inc. (before it was acquired by the Parent) from July 31, 1998 (inception as a corporation) to September 29, 1998 (the date of the 1998

Reorganization). The Company's Consolidated Financial Statements for comparative purposes also include the accounts of the Parent, when it was known as Greenway Environmental Systems, Inc., through the date of the 1998 Reorganization on September 29, 1998. These two entities (Travel Dynamics, Inc. as the Parent company and Tru Dynamics, Inc. as the sole operating Subsidiary) are collectively referred to herein as "the Company." In March 2000, the name of the Subsidiary, Travel Dynamics Services, Inc., was changed to Tru Dynamics, Inc. by filing a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada. After the name change of the subsidiary, the Company started promoting its products and services under the name "Tru Dynamics," as further described under "Plan of Operation" below.

     The following is a summary of selected financial data and should be read in conjunction with the Company's Consolidated
Financial Statements for the period ending June 30, 2000 attached hereto:



                   Operating   Net Income  Net Income  Total Assets  Long term     Cash     Accumulated   Stock-
                   Revenues   (loss) from  (loss) per               obligations  Dividends     Losses     holders
                              continuing     common                                                       deficit
                  ----------  -----------   --------   -----------  ----------  ----------  ------------  ---------
 For the Fiscal   $9,024,326   $(693,429)    ($.15)     $2,815,752   $715,831       N/A     ($1,696,129)  ($98,823)
 Year Ending
 June 30, 2000


     The following constitutes Management's summary of what it believes to be certain significant financial data, but is limited by and is subject to the more the Company's complete
Consolidated Financial Statements as attached. This section should be reviewed in conjunction with the Consolidated Financial Statements and notes.

Operations

           Net revenue for the twelve month period ended June 30, 2000 was $9,024,326, an increase of $5,881,723 or 187% over the comparable period during the prior fiscal year. This increase is primarily attributable to the Company significantly increasing its customer base over the prior fiscal year. Additionally, the increase also relates to a change in the way the Company collects the price of its seminars and other higher priced products from its ISAs. Since January 1, 2000, the Company collects full retail price of these products directly from the ISAs' customers and then pays the ISA the difference between the retail price and the wholesale price previously charged to the ISA. In contrast, for periods prior to January 1, 2000, the Company simply collected the wholesale price from the ISAs. For the twelve months ended June 30, 1999 the Company was essentially a start-up company in the early stages of its current operations and had a minimal base from which to generate revenues.

     Gross margin for the twelve months ended June 30, 2000 was 35% a decrease of 5% as compared to the comparable period during the prior fiscal year. The decrease in the gross margin relates to a change in the way the Company collects the price of its seminars and other higher priced products from its ISAs. Since January 1, 2000, the Company collects full retail price of these products directly from the ISAs' customers and then pays the ISA the difference between the retail price and the wholesale price previously charged to the ISA. In contrast, for periods prior to January 1, 2000, the Company simply collected the wholesale price from the ISAs. This change in payments results in a reduction in gross margin but no change in gross profit dollars generated on each sale.

     Selling, general and administrative expenses for the twelve-month period ended June 30, 2000 were $3,739,430, an increase of $1,935,776 or 107% over the comparable period during the prior fiscal year. The increase primarily relates to the Company adding personnel and computer systems to its infrastructure in conjunction with the Company's growth in revenue and new product development as well as creating the required infrastructure to support anticipated revenue growth in the fiscal period 2001. In addition, the Company incurred additional expenses relating to the promotion on its name as "Tru Dynamics" and additional development and promotional expenses for the launch of the Company's web-site and Internet products as further described in "Plan of Operation" below.

      The Company's interest expense for the twelve-month period ended June 30, 2000 was $130,710, an increase of $21,170 or 19% over the comparable period during the prior fiscal year. The Company was required to recognize as interest expense the difference between the $1.00 conversion price and the market value of the Company's stock on the day the Convertible Debenture was granted which was $1.27. Since the Convertible Debentures were immediately convertible to common stock, the Company recognized the interest expense on the day the Convertible
Debentures were issued. The Company recognized $63,250 and $108,055 of interest expense due to the beneficial conversion feature for the years ended June 30, 2000 and 1999, respectively. This, in addition to a full year of interest expense recognition for the current year is attributable for the increase in interest expense. The Convertible Debentures were issued in connection with a private placement conducted by the Company from April 1999 to June 30, 1999. This private placement was made in reliance upon an exemption under Rule 506 under the Securities Act of 1933. The Convertible Debentures required a minimum investment of $10,000 and are convertible to common stock of the Company at $1.00 per share. The Company issued one partial Convertible Debenture. The essential terms of the Convertible Debenture provide that interest is payable at 10% simple annual interest on the face value and payable quarterly, computation of interest commencing from the issue date of June 30, 1999. Interest will be with imputed on a daily basis in the event of call, conversion or maturity of the Convertible Debenture. The Convertible Debenture is redeemable for its face value at maturity on January 2, 2015. Any accrued interest will be paid through the date of redemption, but no interest will be paid after the date of redemption.

     Net loss for the twelve-month period ended June 30, 2000 was $693,429 compared with a net loss of $966,718 for the comparable period during the prior fiscal year. This improvement is primarily attributable to the increased revenue. The increased revenue has afforded the Company the opportunity to invest in infrastructure improvements (additional personnel, computer systems and technology) that should position the Company to support the revenue growth anticipated in fiscal 2001.

Liquidity & Capital Resources

     The Company generated positive cash flow from operations for the twelve month period ended June 30, 2000 of $43,567. This represents an increase over the comparable period during the prior fiscal year of $119,265. The difference in cash flow generated from operations is mainly attributable to changes in operating assets and liabilities related to increases in customers and customer transactions.

     Cash flow generated from financing activities was $988,750. The issuance of common stock and warrants provided $648,750 while $240,000 came from the issuance of Convertible Debentures and
$100,000 came from an advance from Mr. James Piccolo, the Company's President. See "Certain Relationships and Related Transactions."

     Expenditures for property and equipment and other assets totaled $832,638 for the twelve-month period ended June 30, 2000. Expenditures of $323,650 were for web-site development; $63,436 for leasehold improvements and $404,176 for office equipment computers and other assets.

     Until the Company achieves a sustained level of profitability, it must be considered a start-up entity. Management considers the growth of revenues and reduction of losses to be positive and expects to achieve profitability in its 2001 fiscal year. However, the Company remains dependent on continuing cash flows to meet certain operating expenses and no assurance of financial success or the economic survival of the enterprise can be provided during this start-up period.

     Management's general discussion of operations is limited by and should be considered within the context of the Company's
Consolidated Financial Statements and notes attached thereto and incorporated by this referenced.

Plan of Operation

     Management estimates that the cash flow from operations over the next 12 months, as well as the proceeds from the private placement offering opened August 21, 2000, will be sufficient to continue the Company's operations and to cover its operational expenses. Management believes that the revenues will be sufficient to maintain Company operations. Nevertheless, the Company reserves the right to raise additional proceeds or incur debt or take such other actions to expand or sustain its operations. However, as of the twelve months ended June 30, 2000, the Company did not specifically anticipate raising any additional funds through debt or equity offerings of securities, except in connection with the private placement opened August 21, 2000 and described below. The Company also anticipates initiating a rescission offering for investors that purchased units under its private offering beginning March 27, 2000 to May 31, 2000, which offering is described under "Market for Common Equity and Related Stockholder Matters." The Company does not anticipate that many investors will elect to rescind their investment under the proposed rescission offering.

     The Company currently is engaged in another Rule 506 Private Placement consisting of one warrant for one share of common stock and a commitment fee. This private placement is for up to 3,000,000 units with a minimum subscription of 400,000 units. The subscriber provides an irrevocable letter of credit as security for a line of credit that the Company has secured with a local bank (further described below). In exchange for this, the subscriber has a warrant to purchase shares of Company stock at $.50 per share anytime during the term that the letter of credit is provided as security for the line of credit. This private offering commenced August 21, 2000 and expires November 30, 2000, unless extended.

     On August 25, 2000, the Company executed a promissory note with a local bank. This note evidences a revolving line of credit with a principal amount of $1,000,000. The interest is variable at 1 percentage point over bank prime. Payment terms call for monthly interest payments plus payment in full of any outstanding advances on August 15, 2001. This note is secured by various irrevocable letters of credit as provided from the private placement opened August 21, 2000, described above.

      After changing the name of its operating subsidiary to Tru Dynamics, Inc., the Company began and plans to continue marketing its products and services under the name Tru Dynamics, and using related names for its products and services. The Company projects broadening its products and services through electronic commerce and including more on-line products and services over the Internet. This includes continued enhancement of travel and travel-related products via Internet access and the use of electronic commerce technology. In addition, the Company will continue to market its e-business programs that allow ISAs an opportunity to develop and customize their own web pages and provide ISAs with business management and communication tools. The Company also plans to continue the marketing and support of products and services that assist ISAs in the development of a home-based business. To support these plans, the Company may continue to invest in product development, technology and web-site development.

Other Information

      In February 2000, the Company executed a letter of intent with Columbus Companies of Bountiful, Utah. The letter of intent indicates the Company's intent to pursue an acquisition of the stock or assets of Columbus Companies in exchange for equity in the Company. Certain provisions of the letter of intent are binding but conditioned upon various contingencies, such as approval of counsel, completion of due diligence, approval by the parties' board of directors, execution of various employment agreements and audited financials of Columbus Companies. Under the terms of the letter of intent, the Company proposes to exchange 400,000 shares of the Company's common stock for (i) all of Columbus Companies' tangible and intangible assets, and (ii) all of Columbus Companies' liabilities. Columbus Companies is a travel and incentive marketing business with an Internet presence. The Company, if it consummates the acquisition of Columbus Companies, plans to use the acquisition to enhance the Company's group of travel products and services offered.

      The Company entered into an Electronic Commerce License and Hosting Agreement with APEX Interactive, Inc. dated March 1, 2000. APEX is engaged in the business of web-site development, marketing and hosting. Under the terms of the agreement, APEX primarily agreed to develop, license and host the proposed general merchandise Internet shopping mall and back-end functionality including business management and communication tools. The specifications under the agreement contemplated completion of a majority of the development within approximately four months. The agreement also contemplated that APEX would develop the functionality for ISAs to replicate individual Internet shopping malls based on the Company's central Internet shopping mall web-site. Subject to the terms of the agreement, the Company proposed to pay APEX in stages and to issue warrants to APEX. However, this agreement was terminated on or about May 24, 2000.

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

      It should also be noted that as a start up entity, the Company has and will necessarily continue to incur certain types of start up costs, including costs related to the commencement of business, legal and accounting fees, filing fees, and advertising and marketing fees which may not constitute ongoing fees; or, if ongoing, may not be incurred at the same level or percentage of revenues as experienced in the initial start-up period.

      Management's general discussion of operations is limited by and should be considered within the context of the Company's
Consolidated Financial Statements and notes attached hereto and incorporated as part of Item 1 above.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------
     See the Company's Consolidated Financial Statements attached to this 10-KSB report.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
-----------------------------------------------------------------
ACCOUNTING & FINANCIAL DISCLOSURE
---------------------------------
     The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                            PART III.

ITEM  9.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
-----------------------------------------------------------------
PERSONS
-------
     As of June 30, 2000, the directors and executive officers of the Company and their ages and positions held with the Company are as follows:

     Name                Age    Positions
     ----                ---    ---------
     James Piccolo        43    Director, Chairman of the
                                Board, Chief Executive Officer
                                and President

     Thomas Dennis        53    Director

     Thomas Vergith       40    Director

     John  P. Piccolo     36    Vice President

     Richard A. Miller    44    Chief Financial Officer

     Brian K. Service(1)  53    Director, Managing Director,
                              Secretary and Treasurer

(1)   On  July  10, 2000 Mr. Service resigned as a board  member,
Managing Director, Secretary and Treasurer of the Company.

      Each of the Company's directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. Directors receive compensation for their service on the Board and are reimbursed for travel and other direct expenses in attending meetings of the Board.

     Following is a general biographical description of all directors and principal officers of the Company:

JAMES  PICCOLO - DIRECTOR, CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
OFFICER AND PRESIDENT

      Mr. Piccolo has served as a Director, President, Chief Executive Officer and Chairman of the Board of the Company since the 1998 Reorganization in September 1998. Mr. Piccolo founded the Company's Subsidiary in March 1998. Prior to his involvement with the Company, Mr. Piccolo was involved in numerous entrepreneurial endeavors. These include founding and operating many domestic companies as well as the creation of several large manufacturing concerns in Mexico under the maquiladora program. Mr. Piccolo was the co-founder of the International Sport Truck Association and nationally recognized as an after-market sport truck accessory entrepreneur and designer. He has held top positions with and has been a top income earner for, as well as served on the advisory board of network marketing and direct sales companies. He holds a Business Management degree from the University of Nebraska.

THOMAS DENNIS - DIRECTOR

      Mr. Dennis has served as a director of the Company since September 1998. Mr. Dennis is a business consultant specializing in start-up enterprises. Previously he served as Director of Corporate Development for a company owning 88 restaurants. He was also Vice President and a Director of Sybra, Inc. He received his bachelor's degree in 1972 from Grand Valley State University.

THOMAS VERGITH - DIRECTOR

      Mr. Vergith has served as a director of the Company since September 1998. Mr. Vergith is an attorney and Associate Counsel for Scottsdale Insurance Company. Previously he served as a Tax Attorney for the Nebraska Department of Revenue. He also served as a Clerk in the Maricopa County Superior Court. He received a bachelor's degree in Economics from the University of Nebraska in 1982 and a J.D. from Creighton University in 1986.

JOHN P. PICCOLO - VICE PRESIDENT

     Mr. John Piccolo currently resides in Phoenix, Arizona. Mr. Piccolo attended Mid-Plains Community College and was a graduate of the Emery School of Aviation in 1985 and the Sawyer School of Aviation in 1985. Mr. Piccolo has served as the Vice President of the Company since September 1998 and is the brother of James Piccolo, the Company's President and CEO. Prior to joining the Company, Mr. Piccolo was employed by Target Mail, a company engaged in direct mail processing, Global Prosperity, and Metropolitan Financial as a financial document administrator. Mr. Piccolo has spent approximately the last ten years in the aviation industry as a commercial pilot and instructor.

RICHARD A. MILLER - CHIEF FINANCIAL OFFICER

     Mr. Miller has served as the Company Chief Financial Officer since May 31, 2000 and as the Company's Secretary and Treasurer since August 8, 2000. Prior to joining the Company, Mr. Miller served as the Director of Operational Analysis with a $500 million provider of healthcare and emergency services throughout the United States, Canada and South America. He also served as the Chief Financial Officer of an EMS Partnership. Prior to his affiliation with the Company, Mr. Miller held other financial positions including the Controller of an interstate trucking company as well as positions with a Big 5 accounting firm. Mr. Miller is a Certified Public Accountant.

BRIAN  K.  SERVICE - DIRECTOR, MANAGING DIRECTOR,  SECRETARY  AND
TREASURER

      Mr.  Service  is a dual New Zealand and U.S.  Citizen,  and currently resides in California. Mr. Service was a Chemical Engineering graduate of the University of Canterbury in 1968. Mr. Service currently spends a substantial amount of his professional time in the United States acting as an international business consultant. In this capacity, he has clients in North and South America, the United Kingdom, Asia, Australia and New Zealand. From October 1992 to October 1994, Mr. Service was CEO and Managing Director of Salmond Smith BioLab, a New Zealand publicly traded Company engaged in the production and sale of consumer and industrial products. From 1982 to 1986, he was CEO and Executive Chairman of Milk Products, Holding (North America), Inc., a wholly owned subsidiary of the New Zealand Dairy Board which was located in Santa Rosa, California. Mr. Service also has been a member of the Board of Directors and Audit Committee of Visual Data Corporation since July 1997 and is an Executive Director of EDNet, Inc. On September 15, 1999, Mr. Service was appointed CEO of 3D Systems, Inc., a publicly traded company. Mr. Service has served as a director and Managing Director of the Company since September 1998 until his resignation on July 10, 2000. Mr. Service served as the CFO, Treasurer and Secretary of the Company since about September 1998 until he resigned as CFO on May 25, 2000 and resigned as Secretary and Treasurer on July 10, 2000. Mr. Service also served and was compensated as a business consultant to the Company through his company, BK
Business Consultant International Services. This consulting agreement was terminated July 10, 2000.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------
     Management compensation for the fiscal year ending June 30, 2000 aggregated $324,333 or 3.6% of revenues. Management and the Board of Directors also received options to acquire 675,000 shares of common stock at an exercise price of $1.09/share and 125,000 shares at $1.25/share as detailed below.

Summary of Cash and Certain Other Compensation

     The following table sets forth, for fiscal years ending June 30, 2000 and 1999, certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal year 1999 exceeded $100,000 (the "Named Executive Officers") with respect to services rendered by such persons to the Company and its subsidiaries and the Company's directors. The following table also includes individuals who have resigned or terminated employment during the fiscal year 2000 who would otherwise have been included in such table on the basis of salary and bonus for the fiscal year:


 Name             Year  Position at Fiscal Year End     Salary     Bonus   Securities Underlying Options
 --------------   ----  ---------------------------     ---------  -----   -----------------------------
 James Piccolo          CEO/Chairman/
                        President/Director
                  2000                                   $250,000     0        900,000
                  1999                                   $250,000     0        600,000
 Brian Service(1)       Director/Managing Director/
                        Secretary/Treasurer
                  2000                                 Per Diem(2)    0        421,000
                  1999                                 Per Diem(2)    0        196,000
 Thomas Dennis          Director
 Dennis
                  2000                                 Per Diem(2)    0        100,000
                  1999                                 Per Diem(2)    0        100,000
 Thomas Vergith         Director
                  2000                                 Per Diem(2)    0        100,000
                  1999                                 Per Diem(2)    0        100,000
 John Piccolo           Vice President
                  2000                                   $62,500      0        150,000
                  1999                                   $60,000      0           0
 Richard Miller         Chief Financial Officer
                  2000                                   $11,833      0        125,000
                  1999

(1) On July 10, 2000 Mr. Service resigned as a board member, Managing Director, Secretary and Treasurer of the Company forfeiting his options for 270,000 shares of the Company's common stock, which are not included in this table. The amounts for Mr. Service do not reflect the $10,000 per month amounts paid to Mr. Service and his company, BK Business Consultant International Services, for consulting services, as further described below.

(2) Directors are not paid a salary, but receive a per diem allowance ($1,000 per meeting during fiscal year 2000) for attendance at Board meetings and are reimbursed for travel and other expenses.

     In addition to being a director and Managing Director of the Company until he resigned on July 10, 2000, Mr. Brian Service and his affiliated Company, BK Business Consultant International Services, also acted as an independent business consultant to the Company. Mr. Service and his company received $10,000 per month for consulting services.

     The consulting agreement was in effect from December 1, 1998 until it was terminated as of July 10, 2000. Mr. Service also served as the CFO until he resigned on May 25, 2000 and as Secretary and Treasurer of the Company until he resigned on July 10, 2000. During his term with the Company, the stock option remuneration to Mr. Brian Service was slightly higher than the stock options provided to other directors because of his added responsibility as a managing director and outside consultant.

     The  Company  also has issued options to key  employees  and
consultants.   As of June 30, 2000, 1,104,000 options  have  been
issued; of this 117,000 have been exercised, 357,000 have been forfeited leaving 630,000 as future exercisable options.

     If fully exercised, management and directors' shares and options would constitute approximately 31% of all issued and outstanding stock when added to the issued and outstanding common stock of the Company as of June 30, 2000.

Option Grants in Last Fiscal Year

     The following table contains information concerning the stock option grants made to each Named Executive Officer for the fiscal year ended June 30, 2000. No stock appreciation rights were granted to these individuals during such year.

                       Number of    % of Total
                       Securities    Options
                       Underlying   Granted to    Exercise
   Name                  Options    Employees in   Price/   Expiration
                         Granted    Fiscal Year    Share       Date
                                        2000
                       ----------  ------------   --------  ----------
   James Piccolo        300,000(2)   21.8%          $1.09     11/2009
   Brian Service(1)     225,000(2)   16.4%          $1.09     11/2009
   John Piccolo         150,000(2)   10.9%          $1.09     11/2009
   Richard Miller       125,000(2)   9.1%           $1.25      5/2010


(1)  On  July  10, 2000 Mr. Service resigned as a  board  member,
Managing  Director,  Secretary  and  Treasurer  of  the   Company
forfeiting these options for shares of the Company's common stock.

(2) All options granted to Named Executive Officer may qualify as incentive stock options under the federal tax laws. The options for James Piccolo, Brian Service and John Piccolo were granted in November 1999 and the options for Richard Miller were granted in May 2000. Pursuant to the option agreement evidencing these options, the options were to become exercisable and vest in three successive equal annual installments to vest on the anniversary date, except for 50,000 at Mr. Miller's options which vest upon the Company meeting certain performance criteria. The exercise price may be paid in cash or in shares of the Company's Common Stock.

Options Exercised in Fiscal Year 2000 and Fiscal Year End  Option
Values

     The following table sets forth information regarding the number and value of unexercised options held by each of the Named Executive Officers as of June 30, 2000. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                    Shares                    Number of Unexercised        Value of Unexercised in the
                  Acuqired on   Value    Securities Underlying Options at  Money Options to Fiscal Year
 Name              Exercise    Realized       Fiscal Year End 2000                  End 2000
 ---------------  -----------  --------  --------------------------------  ----------------------------
                                           Exercisable    Unexercisable    Exercisable    Unexercisable
                  -----------  --------  -------------   ----------------  -----------    -------------
James Piccolo       200,000    $267,500        0              700,000           $0           $634,340
Brian Service(1)    110,000    $145,000      12,000           311,000         $10,874        $281,828
John Piccolo           0           0           0              150,000           $0              $0
Richard Miller         0           0           0              125,000           $0              $0


(1)  On  July  10, 2000 Mr. Service resigned as a  board  member,
Managing  Director,  Secretary  and  Treasurer  of  the   Company
forfeiting his options for 270,000 shares of the Company's common stock, which are included in this table.

Committees

      The Bylaws of the Company authorize the establishment of committees of the Board of Directors. The Board of Directors, by resolutions, has authorized the formation of a Remuneration Committee. As of June 30, 2000, the Company had not yet adopted an Audit Committee Charter. The Board of Directors served any audit committee functions.

Limitation of Liability and Indemnification Matters

      The Company's Articles of Incorporation provide that no director of the Company shall have personal liability to the Company or any of its stockholders for monetary damages for breach of any duty as a director or officers involving any act or omission of any such director or officer. Such a provision, however, under Nevada law, cannot eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or, which involve intentional misconduct or a knowing violation of the law, (iii) under applicable Sections of the Nevada Revised Statutes, (iv) the payment of dividends in violation of the Nevada Revised Statutes, or (v) for any transactions from which the director derived an improper personal benefit. The Company's Bylaws provide for indemnification of officers and directors pursuant to Nevada law.

Employment Agreements

     The Company has written employment agreements with Mr. James
Piccolo and Mr. Miller, who respectively act as CEO/President and CFO of the Company.

      The agreement with Mr. Piccolo is dated October 1, 1998 and is in effect for a three (3) year period. His base salary is $250,000 per year. Mr. Piccolo is also entitled to other benefits within the general benefit programs provided to all employees.

      The agreement with Mr. Miller is dated May 30, 2000 and is in effect for a two (2) year period. His base salary is $130,000 per year. Mr. Miller is also entitled to other benefits within the general benefit programs provided to all employees.

      Both Mr. Piccolo's and Mr. Miller's employment agreements contain the following terms: (a) after the initial term, the agreement renews automatically on a year-to-year basis unless otherwise terminated by the parties as provided in the agreement;
(b) the employee can voluntarily terminate his employment or the Company can terminate the employee for cause, in which case, the employee would be paid for a period of 20 days after such termination; (c) the Company can terminate the employee without cause upon three months notice; (d) upon termination by the
Company without cause, upon constructive termination of the employee's duties or other employment terms or upon a change in control, at the employee's election either in the form of a lump sum or monthly amounts, the Company would be required to pay an amount or amounts equal to the employee's compensation and benefits as determined by a formula for the term remaining under the agreement; (e) the employee would be entitled to reimbursement for comparable benefit coverage during the remaining term of the agreement and the employee would further be entitled to life, disability and health insurance benefits and his base salary for a period of up to one year after termination;
(f) if the employee is terminated due to disability, he is entitled to receive compensation in accordance with the Company's practice for senior executives; (g) the Company will reimburse the employee for business expenses; and (h) the Company will indemnify the employee as provided in its articles and bylaws.

Stock Option Plan

     On November 29, 1999, the Company's stockholders adopted the Travel Dynamics Incentive Stock Option Plan (the "Stock Option Plan") under which 1,275,000 shares of Common Stock are reserved for grants under the Stock Option Plan. The Stock Option Plan took effect on October 1, 2000 and terminates on October 1, 2009. Under the Stock Option Plan, options can be granted to select officers and managerial employees. The exercise period for the options is determined by the Board of Directors but cannot exceed 10 years (or 5 years in the case of persons holding more than 10 percent of the Company's voting power). Pursuant to the terms of the approved Stock Option Plan, the Board of Directors is authorized to alter, amend or modify the Stock Option Plan under certain conditions. As of June 30, 2000, options to purchase 1,125,000 shares had been granted to executive officers and key employees at varying exercise prices determined on the date of the grant.

      Options granted under the Stock Option Plan may qualify as "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and become exercisable in accordance with the terms approved at the time of grant. Options may be granted to any employee of the Company or its subsidiaries, including employees who are also officers, selected by the Board of Directors in its discretion.

ITEM  11.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
-----------------------------------------------------------------
MANAGEMENT
----------
     The Company has the following additional shareholders who hold, legally or beneficially, five percent (5%) or more of the issued and outstanding shares of common stock; or which shareholder has some affiliation with an officer or director.

                                               Percent of
Name and Address of            Shares Held     Outstanding
Beneficial Owner(1)                              shares
-----------------------        -----------     ------------
McKenzie Shea                     532,000          10%
657 Third Street
San Francisco, CA 94107

Esteem Corporation(2)             304,807           5.3%
10105 East Via Linda
Building 103. Suite 290
Scottsdale, AZ 85258

Beverly Kasbeer(3)                725,146          12.5%

Mary Piccolo(4)                   250,000           4.3%

Nancy Knoll, as Custodian(5)       56,000            .9%
15015 California Circle
Omaha, NE 68154

Piccolo Family as a Group(6)    1,935,953          33.4%


(1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with another (a) the power to vote or direct the voting of the Company's common stock or (b) investment power with respect to the Company's common stock which includes the power to dispose or direct the disposition of the common stock. This table does not include unexercised options.

(2) Esteem Corporation is owned by Mrs. M. Patricia Piccolo, the mother of James Piccolo, the President and John Piccolo, the Vice
President.

(3)  Ms.  Kasbeer  is  the mother in law of  James  Piccolo,  the
President.   Ms.  Kasbeer can be reached  through  the  Company's
address.

(4)  Mary  Piccolo is the wife of James Piccolo,  the  President.
Mrs. Piccolo can be reached through the Company's address.

(5) Nancy Knoll is a custodian under the Uniform Gifts to Minors Act for the benefit of seven minors. Each minor is the beneficiary of 8,000 shares of common stock. Of the seven minors: (a) four are the children of Nancy Knoll, who is the sister of James Piccolo, the Company's President and John Piccolo, the Company's Vice President; (b) two are the children of Michael Piccolo, the brother of James Piccolo, the Company's President and John Piccolo, the Company's Vice President; and (c) one is the child of John Piccolo, the Company's Vice President.

(6)  The  Piccolo Family as a Group, includes James Piccolo,  the
President  and  CEO  of  the  Company,  John  Piccolo,  the  Vice
President  of  the Company, Esteem Corporation, Beverly  Kasbeer,
Mary Piccolo and Nancy Knoll, as custodian.

     The following table sets forth as of June 30, 2000, information with respect to the number and percentage of the Company's common stock owned by (i) each of the directors and the Named Executive Officers and (ii) all directors and executive officers of the Company as a group.


Name of Director or Executive Officer  Number of    Percent of
     and Position at Fiscal Year         Shares    Outstanding
        Ending June 30, 2000             Owned        Shares
------------------------------------   ---------   -----------
James Piccolo(1)                        600,000       10.4%
  Director, Chairman of the Board,
  Chief Executive Officer and
  President

Brian Service(2)                        135,000        2.3%
  Director, Managing Director,
  Secretary and Treasurer

Thomas Dennis                            50,000        .9%
  Director

Thomas Vergith                           50,000        .9%
  Director

John Piccolo(3)                            0            0%
  Vice President

Richard Miller                             0            0%
  Chief Financial Officer

Directors and Executive Officers as a   835,000       14.4%
Group(1)


(1) This amount does not reflect the additional shares owned by other members of Piccolo Family as a Group, which include an aggregate of 1,335,953 shares of common stock held by Esteem Corporation, Beverly Kasbeer, Mary Piccolo and Nancy Knoll, as custodian, as further described in the previous table.

(2)  On  July  10, 2000, Mr. Service resigned as a Board  member,
Managing Director, Secretary and Treasurer of the Company, forfeiting his options for 270,000 shares of the Company's common stock, which are not included in this table.

(3) This amount does not include the additional 1,935,953 shares held by other members of the Piccolo Family as a Group as further described in footnote 1 to this table or those shares held by James Piccolo, the brother of John Piccolo.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
     Related party transactions are generally defined as transactions between the Company and a person who has substantial interest or influence in the Company either through a significant stock position (10% or greater), or by being an officer/director or other member of management. Related party transactions could also occur with individuals who do not formally meet any of the foregoing criteria, but who nonetheless may be in a position to exercise substantial influence or control over the Company. The Company also is disclosing what it deems to be other significant relationships.

     In outline fashion, the Company believes that the following constitute the most significant related party transactions or significant relationships. Related party transactions do not necessarily constitute a conflict of interest provided that their approval by the Company has been undertaken and entered pursuant to independent review and vote by disinterested members of the Board of Directors, or other like safeguards have been observed. The Company believes that it has met the foregoing criteria as to each of these related party transactions so as to limit conflicts or potential conflicts of interest:

     1. Consulting Agreement with McKenzie Shea. As previously described, the Company entered into a consulting agreement with an outside consultant known as McKenzie Shea in San Francisco, California. Under the terms of this Consulting Agreement, McKenzie Shea was to provide general business consulting and assistance, primarily for the execution of the reverse merger. This Consulting Agreement was amended to eliminate the monthly consulting fee on March 31, 1999. McKenzie Shea continues to receive a 10% equity interest in the Company until the Company is able to raise its first $5 million in direct capitalization.

     2. Officer Advance. On June 30, 2000, Mr. Piccolo made a short-term loan to the Company evidenced by a promissory note. The note bears interest of 12%, payable annually, and is unsecured and payable on demand.

     3. Brian Service, Director. In addition to being a director and Managing Director of the Company until he resigned on July 10, 2000, Mr. Brian Service and his affiliated Company, BK Business Consultant International Services, also acted as an independent business consultant to the Company. Mr. Service and his company received $10,000 per month for consulting services. The consulting agreement was in effect from December 1, 1998 until it was terminated as of July 10, 2000. Mr. Service also served as the CFO until he resigned on May 25, 2000 and as Secretary and Treasurer of the Company until he resigned on July 10, 2000. The stock option remuneration to Mr. Brian Service was
slightly  higher  than  the  stock  options  provided  to   other
directors because of his added responsibility as a managing director and outside consultant.

     4.   Piccolo Share Position.  The Piccolo family directly, or
acting   through  controlled  entities,  is  the  single  largest
shareholder in the Company, holding approximately 1,935,953 shares of the Company's common stock or 33% of issued shares of common stock - exclusive of options - and may be in a position to substantially influence corporate decisions. Stockholders of the
Company who are members included in the Piccolo family are:   (a)
Esteem Corporation, owned by Mrs. M. Patricia Piccolo, the mother of James Piccolo, the Company's President, and John Piccolo, the Company's Vice President; (b) Mary Piccolo, wife of James Piccolo, the Company's President; (c) Ms. Beverly Kasbeer, the mother-in-law of James Piccolo, the Company's President; and (d)
Nancy   Knoll,  the  sister  of  James  Piccolo,  the   Company's
President, and John Piccolo, the Company's Vice President, serves the custodian under Uniform Gifts to Minors Act for an aggregate 56,000 shares of the Company's common stock, which she holds for the benefit of seven minors who are children of John Piccolo, Nancy Knoll and Michael Piccolo, the brother of James Piccolo and
John  Piccolo.   See  "Security Ownership of  Certain  Beneficial
Owners and Management."

     5. Stock Options. Various stock options have been given to the Board of Directors. See "Executive Compensation." Since there were  no  independent directors to approve the reasonableness  of the stock options, the options have been conditionally granted to
the   interested   parties  subject  to  subsequent   shareholder
ratification.

     6. Hold Off Agreement. The Company has requested, and certain material shareholders have voluntarily agreed, not to sell their shares in the Company for a period of six months from April 29, 1999. Thereafter, certain volume limitations would apply to
sales.   The  Hold  Off Agreement is applicable to  approximately
526,743 shares. The Company requested the "hold off" to enhance its ability to complete subsequent financing. A copy of the Hold-off Agreement was filed as an Exhibit to an earlier 10-QSB by the Company.

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENTS  AND  SCHEDULES   AND
-----------------------------------------------------------------
REPORTS ON FORM 8-K
-------------------
 I. Consolidated Financial Statements:
     The Company's audited Consolidated Financial Statements for period ending June 30, 2000 as attached and incorporated.

 II.List of Exhibits:

     Exhibit Number   Description
     Exhibit 3(a)     Restated Articles of Incorporation  of  the
                      Company.
     Exhibit 3(b)     Certificate  of Amendment to the  Company's
                      Articles  of Incorporation incorporated  by
                      reference  to  the Company's Form  10-KSB/A
                      for  the  fiscal year ended June  30,  1998
                      and filed October 23, 1998.
     Exhibit 3(c)     Bylaws  of  the  Company,  incorporated  by
                      reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

     Exhibit 21       Subsidiary

                       Reports on Form 8-K

The Company has not filed any 8-K report forms during the three months ended June 30, 2000.

                           SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRAVEL DYNAMICS, INC.
(Registrant)

/s/  James  Piccolo                      September 28, 2000
---------------------------              ------------------
James Piccolo                                     Date
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  James  Piccolo                      September 28, 2000
---------------------------              ------------------
James Piccolo                                    Date
Chief Executive Officer, President and
Director (Principal Executive Officer)


/s/  Richard  Miller                     September 28, 2000
---------------------------              -------------------
Richard Miller                                   Date
Chief Financial Officer (Principal Financial
and Accounting Officer)


/s/  Thomas  Dennis                      September 28, 2000
---------------------------              ------------------
Thomas Dennis                                   Date
Director


/s/  Thomas  Vergith                     September 28, 2000
---------------------------              ------------------
Thomas Vergith                                   Date
Director



---------------------------              ------------------
James E. Solomon                                 Date
Director and Managing Director


/s/ Thomas Murphy                        September 28, 2000
---------------------------              ------------------
Thomas Murphy                                    Date
Director


/s/  Michael B. Nelson                   September 28, 2000
---------------------------              ------------------
Michael B. Nelson                                Date
Director

                         TRAVEL DYNAMICS, INC.




              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page

Report of Independent Certified Public Accountants                   F-1

Consolidated Balance Sheets - June 30, 2000 and 1999                 F-2

Consolidated Statements of Operations for the Years Ended
  June 30, 2000 and 1999                                             F-3

Consolidated Statements of Stockholders' Deficit for the Years
   Ended June 30, 1999 and 2000                                      F-4

Consolidated Statements of Cash Flows for the Years Ended
   June 30, 2000 and 1999                                            F-5

Notes to Consolidated Financial Statements                           F-6

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



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Travel Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Travel Dynamics, Inc. and Subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travel Dynamics, Inc. and Subsidiary as of June 30, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 8, 2000

                         TRAVEL DYNAMICS, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                        June 30,
                                                  ----------------------
                                                     2000       1999
                                                  ----------  ----------
                                ASSETS
Current Assets
  Cash and cash equivalents                       $  373,697  $  174,018
  Other receivables                                   26,589     153,056
  Inventory                                          284,584      57,631
  Prepaid seminar costs                              753,624      18,032
  Other current assets                                61,822      17,471
                                                  ----------  ----------
     Total Current Assets                          1,500,316     420,208
                                                  ----------  ----------
Property and Equipment
  Leasehold improvements                             265,704          --
  Office equipment                                   387,883     116,160
  Software for internal use                          159,296     107,620
  Website development                                323,650          --
  Less accumulated depreciation                     (137,296)    (19,463)
                                                  ----------  ----------
     Net Property and Equipment                      999,237     204,317
                                                  ----------  ----------
Other Assets
  Trademarks, net of $1,578 and $526
   accumulated amortization, respectively              3,681       4,733
  Marketing master database, net of $43,132
   and $19,601 accumulated amortization,
   respectively                                       74,516      98,047
  Video production, net of $9,330 accumulated
   amortization                                       69,014          --
  Investments in certificates of deposit              80,000      80,000
  Other long-term assets                              88,988      45,373
                                                  ----------  ----------
     Total Other Assets                              316,199     228,153
                                                  ----------  ----------
Total Assets                                      $2,815,752  $  852,678
                                                  ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Trade accounts payable                          $  755,794  $  216,364
  Accrued liabilities                                343,381      93,524
  Deferred sales revenue                             959,115     433,460
  Notes payable - related party                      100,000          --
  Deferred lease incentive - current portion          40,454          --
                                                  ----------  ----------
     Total Current Liabilities                     2,198,744     743,348
                                                  ----------  ----------
Long-Term Liabilities
  Convertible notes payable                          587,728     427,727
  Deferred lease incentive - long-term portion       128,103          --
                                                  ----------  ----------
     Total Long-Term Liabilities                     715,831     427,727
                                                  ----------  ----------
Stockholders' Deficit
  Common stock -$0.001 par value; 50,000,000
   shares authorized; 5,790,080 and 4,340,080
   shares issued and outstanding, respectively         5,790       4,340
  Additional paid-in capital                       1,601,285     758,960
  Unearned compensation                               (9,769)    (78,997)
  Accumulated deficit                             (1,696,129) (1,002,700)
                                                  ----------  ----------
     Total Stockholders' Deficit                     (98,823)   (318,397)
                                                  ----------  ----------
Total Liabilities and Stockholders' Deficit       $2,815,752  $  852,678
                                                  ==========  ==========

 See the accompanying notes to consolidated financial statements.

                         TRAVEL DYNAMICS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Years Ended June 30,
                                                 --------------------------
                                                     2000         1999
                                                 ------------  ------------

Sales                                            $  9,024,326  $  3,142,603
Cost of Sales                                       5,847,615     1,888,144
                                                 ------------  ------------
Gross Profit                                        3,176,711     1,254,459
                                                 ------------  ------------
Expenses
  Selling, general and administrative expense       3,739,430     1,803,654
  Merger and reorganization expense                        --       307,983
  Interest expense                                    130,710       109,540
                                                 ------------  ------------
  Total Expenses                                    3,870,140     2,221,177
                                                 ------------  ------------
Net Loss                                         $   (693,429) $   (966,718)
                                                 ============  ============
Basic and Diluted Loss Per Common Share          $      (0.15) $      (0.27)
                                                 ============  ============
Weighted Average Number of Common
 Shares Used in Per Share Calculation               4,697,487     3,608,143
                                                 ============  ============

 See the accompanying notes to consolidated financial statements.

                           TRAVEL DYNAMICS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                            Common Stock         Additional                  Total         Total
                                       -----------------------     Paid-in     Unearned    Accumulated  Stockholders'
                                        Shares        Amount       Capital   Compensation    Deficit      Deficit
                                       ------------  ----------  ------------  ----------  ------------  ----------
Balance-June 30, 1998                     1,532,164  $    1,532  $       (877) $        -  $    (35,982) $  (35,327)

Conversion of debt into
  common stock                              467,836         468       343,892           -             -     344,360
Issuance of common stock for
  assets of Greenway                      1,236,072       1,236        (1,226)          -             -          10
Issuance of common stock as
  compensation to employees
  and for consulting services             1,079,008       1,079       160,772           -             -     161,851
Exercise of stock options                    25,000          25         2,475           -             -       2,500
Beneficial debt conversion feature                -           -       108,055           -             -     108,055
Deferred compensation from grant
  of employee and non-employee
  stock options                                   -           -       145,869    (145,869)            -           -
Amortization of deferred compensation             -           -             -      66,872             -      66,872
Net loss                                          -           -             -           -      (966,718)   (966,718)
                                       ------------  ----------  ------------  ----------  ------------  ----------
Balance-June 30, 1999                     4,340,080       4,340       758,960     (78,997)   (1,002,700)   (318,397)

Issuances of common stock for cash,
  net of $89,050 of offering costs          685,000         685       595,265           -             -     595,950
Conversion of debt into common stock         80,000          80        79,920           -             -      80,000
Issuance of common stock as
  compensation to individuals                55,000          55        60,390           -             -      60,445
Exercise of stock options                   502,000         502        52,298           -             -      52,800
Shares issued under anti-dilution
   agreement                                128,000         128          (128)          -             -           -
Beneficial debt conversion feature                -           -        63,250           -             -      63,250
Amortization of deferred compensation             -           -             -      60,558             -      60,558
Forfeiture of unvested stock options              -           -        (8,670)      8,670             -           -
Net loss                                          -           -             -           -      (693,429)   (693,429)
                                       ------------  ----------  ------------  ----------  ------------  ----------
Balance - June 30, 2000                   5,790,080  $    5,790  $  1,601,285  $   (9,769) $ (1,696,129) $  (98,823)
                                       ============  ==========  ============  ==========  ============  ==========

 See the accompanying notes to consolidated financial statements.

                        TRAVEL DYNAMICS, INC.,
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Years
                                                       Ended June 30,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
Cash Flows From Operating Activities
  Net loss                                          $ (693,429) $ (966,718)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization                     118,229      39,590
     Compensation relating to common stock,
      options and debentures granted                   121,003     238,723
     Write-off of (expenditures for) start up costs          -      60,000
     Interest expense relating to beneficial
      debt conversion feature                           63,250     108,055
     Changes in operating assets and liabilities:
       Other receivables                               126,468    (141,179)
       Prepaid expenses                               (735,592)    (18,032)
       Inventory                                      (226,953)    (56,931)
       Other assets                                    (44,351)    (52,092)
       Accounts payable                                539,430     185,902
       Accrued liabilities                             249,857      93,524
       Deferred sales revenue                          525,655     433,460
                                                    ----------  ----------
     Net Cash and Cash Equivalents Provided
      By (Used In) Operating Activities                 43,567     (75,698)
                                                    ----------  ----------
Cash Flows From Investing Activities
  Payments to purchase property and equipment
   and intangible assets                              (791,262)   (229,029)
  Purchase of certificates of deposits                       -     (80,000)
  Increase in other assets                             (43,615)          -
  Cash received as part of disposal of assets            2,239           -
                                                    ----------  ----------
     Net Cash and Cash Equivalents Used
      In Investing Activities                         (832,638)   (309,029)
                                                    ----------  ----------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock               648,750       2,500
  Proceeds from issuance of notes payable              240,000     529,360
  Proceeds from related party note payable             100,000           -
                                                    ----------  ----------
     Net Cash and Cash Equivalents Provided
      By Financing Activities                          988,750     531,860
                                                    ----------  ----------
Net Increase in Cash and Cash Equivalents              199,679     147,133

Cash and Cash Equivalents at Beginning of Period       174,018      26,885
                                                    ----------  ----------
Cash and Cash Equivalents at End of Period          $  373,697  $  174,018
                                                    ==========  ==========
Supplemental Cash Flow Information
  Interest paid                                     $   52,807  $    1,485

Non-Cash Investing and Financing Activities
  Conversion of notes payable into common stock     $   80,000  $  344,360
  Accounts payable converted into notes payable              -      37,727
  Leasehold improvements paid as part of deferred
   lease incentive                                     202,268           -

 See the accompanying notes to consolidated financial statements.

                       TRAVEL DYNAMICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Organization -Travel Dynamics, L.L.C. was organized in March 1998 as an Arizona limited liability company. From the date of inception through June 1998, capital contributions of $655 were made in cash. The assets and liabilities of Travel Dynamics, L.L.C. were transferred to Travel Dynamics, Inc. a Nevada corporation, on July 31, 1998. The accompanying financial statements have been restated to reflect the shares of common stock issued upon the reorganization into the corporation as though they had been issued on the dates the capital contributions were made. The assets and liabilities transferred to the corporation were recorded at their historical cost.

On September 29, 1998, Travel Dynamics, Inc. entered into a reorganization agreement with Greenway Environmental Systems, Inc. ("Greenway") whereby the shareholders of Travel Dynamics, Inc. exchanged all of the outstanding Travel Dynamics, Inc. common shares for 2,000,000 common shares of Greenway and Travel Dynamics, Inc. became a wholly-owned subsidiary of Greenway. In addition, Greenway changed its name to Travel Dynamics, Inc. and in March 2000, the subsidiary changed its name to Tru Dynamics, Inc.

The agreement was accounted for as the reorganization of Travel Dynamics, Inc. The accompanying financial statements have been restated for all of the year ended June 30, 1999 for the effects of the 2,000,000 common shares issued in the reorganization to the Travel Dynamics, Inc. shareholders. The historical operations presented in the accompanying financial statements prior to the reorganization are those of Travel Dynamic, Inc. The reorganization was further accounted for as the issuance of 1,236,072 shares of common stock to the Greenway shareholders for $10 in cash. Greenway did not have any operations at the date of the reorganization.

Principles of Consolidation -The accompanying consolidated financial statements include the accounts of Travel Dynamics, Inc. (the parent corporation) from the date of the reorganization, and the accounts of its wholly-owned subsidiary, Tru Dynamics, Inc. including the accounts of Travel Dynamics, L.L.C. from June 30, 1998 through July 31, 1998. These entities are collectively referred to as the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Nature of Operations - The Company is a marketing firm that wholesales and distributes educational and lifestyle products and materials through independent sales agents and through the internet. The products and materials are designed to educate and support individuals in their development of income sources for home-based businesses. The products include discount entertainment and travel packages and tax planning and organization packages. The Company also conducts motivational and training seminars for its sales agents.

Business Condition - The Company has negative working capital of $698,428 and a stockholders' deficit of $98,823 as of June 30, 2000. The Company also experienced net losses of $693,429 and $966,718 for the years ended June 30, 2000 and 1999, respectively. As a result of these conditions, the Company may be unable to sustain operations or meet its obligations. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital. Management is attempting to raise additional financing through a line of credit loan from a bank to the extent that collateral is deposited by potential investors as explained further in
Note 10. Subsequent to June 30, 2000, the Company received collateral deposits from investors of $250,000 and additional subscriptions from investors for $150,000. In addition, Management plans to obtain
subscriptions for an additional $600,000 from investors.   As a result
of collateral deposits already received, the Company has been able to borrow $250,000 under the line of credit loan facility. Management's plans also include improving the profitability of its operations. The improvement of the Company's financial condition is ultimately based upon obtaining profitable operations. There is no assurance additional financing or profitable operations will be realized.

Cash Equivalents and Fair Value of Financial Instruments - Cash equivalents include highly liquid investments with original maturities of three months or less, readily convertible to known amounts of cash. At June 30, 2000 the Company had cash in excess of federally insured limits of $211,575.

The amounts reported as cash and cash equivalents, other receivables, investments in certificates of deposits, trade accounts payable and accrued liabilities are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

Inventory - Inventory includes vacation travel discount packages and cruise certificates. All inventory items are stated at the lower of cost (computed by the first-in, first-out basis) or market value.

Investments in Certificates of Deposit - The Company is required to maintain certificates of deposits at federally insured institutions in order to do business in the states of Arizona and Florida. The maturity dates of the investments are January 2001 and March 2001; however, management intends to renew the investments and maintain the deposits on a long-term basis in order to do business in the above mentioned states. At June 30, 2000 and 1999, the balance of the investments in certificates of deposit was $80,000.

Video Production - During the year ended June 30, 2000, the Company produced a video presentation for use in motivation and training of sales personnel. The video presentation is sold as a product to customers. The production of the video presentation has been accounted for in accordance with accounting standards for the development and marketing of entertainment and educational software products to be sold, leased, or otherwise marketed as a separate product or as part of a product or process. Accordingly, costs incurred to produce the software product were charged to expense when incurred until technological feasibility was established for the product. Technological feasibility was established very early in the production of the video presentation. Thereafter, all production costs were capitalized and are subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and estimated future revenue for the product. Annual minimum amortization is recognized equal to the straight-line amortization over the remaining estimated economic life of the product, which is estimated to be two years. As of June 30, 2000, the gross amount of capitalized costs was $78,344 and amortization of $9,330 was charged against cost of sales during the year ended June 30, 2000.

Marketing Master Data Base and Advertising Costs - Direct-response advertising costs, including the cost of a purchased marketing master database, are capitalized and amortized over the period of the related sales effort. These capitalized advertising costs are included on the balance sheet under the caption "Marketing Master Database." At June 30, 2000 and 1999, the gross amount of capitalized advertising costs was $117,648. Management estimates that the sales effort will occur over a five-year period. All other advertising costs are expensed as incurred. Advertising expense, was $86,651 and $37,421 for the years ended June 30, 2000 and June 30, 1999, respectively, which includes $23,531 and $19,601 for the amortization of the Marketing Master Database, respectively.

Office Equipment and Leasehold Improvements - Office equipment and leasehold improvements are recorded at cost and depreciated over their estimated useful lives ranging from five to seven years, using the straight-line method. Depreciation expense for the years ended June 30, 2000 and 1999 was $90,358 and $12,678, respectively. Expenditures for repairs and maintenance are charged directly to expense. Renewals and betterments are capitalized.

Software for Internal Use and Website Development - The Company charges software evaluation and maintenance costs to expense.
Material software development costs subsequent to the establishment of technological feasibility are capitalized, including the costs to purchase, develop and install software for internal use. Capitalized software costs include management information systems and the development of an on-line store to advertise and sell travel packages through the Company's Internet web site. Costs to complete the on-line store are capitalized as incurred. Software acquisition and installation costs are depreciated over periods from one to five years using the straight-line method, beginning when the systems are operational. Depreciation expense for the years ended June 30, 2000 and 1999 was $27,669 and $6,785.

Trademarks - The cost of a trademark has been capitalized and is being amortized over a five-year period using the straight-line method. Amortization expense for the years ended June 30, 2000 and 1999 was $1,052 and $526, respectively.

Long-Lived Assets - The realizability of long-lived assets which includes software and web site development is evaluated periodically when events or circumstances indicate a possible inability to recover the carrying amounts. An impairment loss is recognized for the excess of the carrying amount over the fair value of the assets. Fair value is determined based on estimated discounted net future cash flows or other valuation techniques available in the circumstances. This analyses involves significant management judgement to evaluate the capacity of an asset to perform within projections. Based upon these analyses, no impairment losses were recognized in the accompanying financial statements.

Deferred Lease Incentive - In connection with a lease of office space, the lessor provided $253,868 of lease-hold improvements and granted the Company an allowance of $202,268 against the cost of the improvements. Under generally accepted accounting principles, the allowance has been capitalized as leasehold improvements and recognized as a deferred lease incentive liability. The deferred lease incentive is being amortized as a reduction in rental expense over the term of the lease. As of June 30, 2000, $33,711 of the deferred lease incentive had been amortized.

Sales Recognition - Sales include the cash sale of travel discount packages and marketing seminars. The Company recognizes sales for training seminars and related costs at the date the customer participates in a seminar. Deferred sales revenue represent amounts collected in advance of such participation. Prepaid seminar costs represents costs incurred for training seminars prior to the seminars being held.

Stock-Based Compensation -- Stock-based compensation relating to stock options granted to employees is measured by the intrinsic value method. This method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock options on the date granted. Compensation relating to options granted to non-employees is measured by the fair value of the options, computed by the Black-Scholes option pricing model.

Basic and Diluted Loss Per Share -Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which includes convertible notes payable, stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease the loss per share. There were a total of 3,137,227 and 1,927,727 potentially issuable common shares which were excluded from the calculation of diluted loss per common share at June 30, 2000 and 1999, respectively, because the effects would be anti-dilutive.

Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Segment Information - Generally accepted accounting principles establishes disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and in assessing performance. It also requires segment disclosures about products and services as well as geographic areas. The Company has determined that it did not have any separately reportable operating segments as of June 30, 2000 and 1999. Beginning on July 1, 2000, the Company will evaluate resources based on the following revenue classifications: 1) travel package sales, 2) seminars and 3) eCommerce sales, new associate enrollment and other.

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material impact on the Company's results of operations financial position or liquidity.

NOTE 2 - REORGANIZATION OF TRAVEL DYNAMICS L.L.C.

The assets and liabilities of Travel Dynamics, L.L.C. were transferred to Travel Dynamics, Inc., a Nevada corporation, on July 31, 1998. The assets and liabilities transferred from Travel Dynamics L.L.C. were accounted for by the purchase method of accounting and were recorded at historical cost in a manner similar to pooling of interests as follows:

     Historical cost of assets                             $ 177,544
                                                           ---------
     Short-term notes payable                               (195,000)
     Deferred sales                                          (83,115)
                                                           ---------
     Total liabilities assumed                              (278,115)
                                                           ---------
     Net Liabilities Assumed Over Assets Transferred       $(100,571)
                                                           =========

NOTE 3 - RELATED PARTY TRANSACTIONS

On June 30, 2000, an officer of the Company made a $100,000 short-term loan to the Company evidenced by a promissory note. The note bears interest of 12%, payable annually, and is unsecured and due on demand.

As of June 30, 1999, included in other receivables is a receivable from a corporation with common ownership and a receivable from the officer mentioned above. The balances of these receivables at June 30, 1999 were $31,452 and $13,240, respectively. Included in accrued liabilities at June 30, 1999 was a payable to the same officer of $19,160. These receivables and payable were settled during the year ended June 30, 2000.

NOTE 4 -CONVERTIBLE NOTES PAYABLE

From June through September 1999, the Company issued 10% convertible debentures totaling $667,727, consisting of $620,000 in cash, a conversion of $37,727 of accounts payable and $10,000 to a consultant for services rendered. Interest is payable at the end of each quarter. The convertible debentures mature and are redeemable at their face value on January 2, 2015. At any time after the convertible debentures were issued, the debentures may be converted into common stock of the Company at the rate of $1.00 per share. Through June 30, 2000, $80,000 of the convertible notes were converted into 80,000 shares of common stock. Each debenture can be called at 110% of its face value at any time after the first anniversary date of the execution of the note. The holders of the debentures may upon notice of the call, convert the debenture into common stock within thirty days of receiving written notice of such call. As of June 30, 2000 and 1999, the convertible debentures outstanding totaled $587,728 and $427,727, respectively.

The Company is required to recognize as interest expense the difference between the $1.00 conversion price and the market value of the Company's stock on the day the debenture was issued which was $1.27 per share. Since the debentures were immediately convertible into common stock, the Company recognized the interest expense on the dates the debentures were issued. The Company recognized $63,250 and $108,055 of interest expense due to the beneficial conversion feature for the years ended June 30, 2000 and 1999, respectively.

NOTE 5 - COMMON STOCK ISSUANCES

Private Placement Offering -- In June 2000, the Company completed a private placement offering receiving a total of $595,950, net of offering costs of $89,050. The Company issued 685,000 units for the cash received. Each unit sold for $1.00 and consisted of one share of common stock and one warrant. The warrants can be exercised for $3.00 per share. In connection with this private placement, the Company issued as a finder's fee warrants to purchase 68,500 shares of common stock exercisable at $1.20 per share.

The warrants mentioned above will expire on May 31, 2003. In addition, the warrants will expire prior to May 31, 2003 if, at any time, (i) the average closing bid price for the common stock (or the closing price if then traded on a national securities exchange) has equaled or exceeded $3.00 per share for a period of 60 consecutive days, (ii) the Company gives written notice to the warrant holders within three trading days following such 60 day period, and (iii) the warrant holder fails to exercise the warrant within 30 days thereafter.

In connection with the private placement offering, an additional 50,000 units were issued as compensation for consulting services. Each unit consisted of one share of common stock and one warrant. These units were valued at $1.00 each, the value of the private placement offering units sold for cash and resulted in the recognition of $50,000 compensation expense.

Common Stock Issued for Services -- During the year ended June 30, 2000, the Company issued 5,000 shares of stock as compensation for services valued at prices ranging from $1.19 to $2.69 per share, and resulted in the recognition of $10,445 of compensation expense. During the year ended June 30, 1999, and in connection with three-year employment agreements with the Company's president and vice-president, the Company issued 400,000 and 250,000 shares of common stock, respectively, valued at $0.15 per share, or $60,000 and $37,500, respectively. During the year ended June 30, 1999, an additional 429,008 shares of common stock were issued for services rendered by a consulting firm at $0.15 per share or $64,351.

Common Stock Issued for the Conversion of Notes Payable -- During the year ended June 30, 2000, $80,000 of convertible notes payable were converted into 80,000 shares of common stock. During the year ended June 30, 1999, 467,836 shares of common stock were issued for the conversion of notes payable in the amount of $344,360, or $0.74 per share.

Common Stock Issued Upon Exercise of Stock Options -- During the year ended June 30, 2000, 502,000 shares of common stock were issued from the exercise of stock options at exercise prices ranging from $0.10 to $0.15 per share. Total proceeds received was $52,800. During the year ended June 30, 1999, 25,000 shares of common stock were issued from the exercise of stock options at $0.10 per share. Total proceeds received was $2,500.

NOTE 6 - INCOME TAXES

There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset at June 30, 2000 and 1999 are shown below:

                                                    2000       1999
                                                  ---------  ---------
     Benefit of operating loss carry forwards     $ 475,199  $ 245,009
     Start up costs                                  46,932     69,677
     Depreciation                                   (13,740)     3,740
     Less: valuation allowance                     (508,391)  (318,426)
                                                  ---------  ---------
     Net Deferred Tax Asset                       $       -  $       -
                                                  =========  =========

For tax reporting purposes, the Company has net operating loss carry forwards in the amount of $1,234,728 which will expire between 2018 and 2020.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes:

                                                   For the Years Ended
                                                         June 30,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
     Benefit at statutory rate (34%)              $ (235,766) $ (328,684)
     Stock-based compensation                         13,246      24,943
     Beneficial debt conversion feature expense       21,505      40,305
     Non-deductible expenses                          47,663      10,186
     Change in valuation allowance                   189,965     304,292
     State tax benefit, net of federal tax effect    (36,613)    (51,042)
                                                  ----------  ----------
     Net Benefit From Income Taxes                $        -  $        -
                                                  ==========  ==========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Agreements With Consulting Firms --Under the terms of a 1998 consulting agreement with a business consulting firm, the Company was obligated to pay $10,000 per month through December 1, 2000. The agreement for the payment of $10,000 per month was rescinded during April 1999. In addition, the Company has agreed to issue common stock of the Company equal to 10% of all outstanding equity securities, computed on a fully-diluted basis, until the Company has raised up to $5,000,000 of investment capital or has entered into equivalent business combinations. Through June 30, 1999, 429,008 shares of common stock were issued in relation to this commitment and were valued at $64,351 or $0.15 per share. Since the consulting firm no longer provides services for the Company and because the 128,000 shares of common stock issued during the year ended June 30, 2000 were issued under the anti-dilution provisions of the consulting agreement, the shares issued were accounted for as a cost of the capital received during the year ended June 30, 2000 and offset against the related proceeds. At June 30, 2000, there were 3,137,227 potentially issuable common shares which, if issued, would require the Company to issue up to an additional 348,581 shares of common stock to this consulting firm.

The consulting firm has been granted registration rights regarding their common stock and piggyback registration rights to register their stock as part of any other registration of the Company's equity securities. If the Company merges with, acquires assets or property or obtains financing from any entity the consulting firm introduces to the Company, the Company is obligated to pay the consulting firm a finder's fee of 5% of the first $3,000,000, 4% of the next $2,000,000 and 3% of the amount above $5,000,000 of gross proceeds from the transaction. The consulting firm is entitled to appoint one member of the Board of Directors.

On January 1, 1999, the Company entered into an agreement for services with a second consulting firm. This agreement was for a one year period. This agreement required the Company to pay the firm $3,000 per month through December 1999. The firm also received 40,000 options to purchase common shares of the Company at $0.10 per share.

Lease Agreements - During July 1999, the Company entered into a lease for new office space. The lease began on September 1, 1999 and extends through August 31, 2004. The monthly rental payments are $20,686. As described further in Note 1, Deferred Lease Incentive, the future lease payments under the lease partially relate to a deferred lease incentive for leasehold improvements provided by the lessor.

The following is a schedule of future minimum rental payments required under the lease:

          Years Ending June 30:
             2001                                 $   248,227
             2002                                     248,227
             2003                                     248,227
             2004                                     248,227
             2005                                      41,371
                                                  -----------
     Total Minimum Payments Required                1,034,279

     Less: Future rental expense                     (865,722)
                                                  -----------
     Deferred lease incentive obligation              168,557

     Deferred lease incentive - current portion       (40,454)
                                                  -----------
     Deferred Lease Incentive - Long-Term Portion $   128,103
                                                  ===========

The Company also has entered into other short-term operating leases. Rental expense for the years ending June 30, 2000 and 1999 was $209,274 and $36,946, respectively.

Litigation - The Company is subject to various legal proceedings, which have been initiated by the Company. These proceedings have been initiated in order to protect the interests of the Company and arise in the ordinary course of business. Management cannot predict the outcome of these proceedings but believes they will not have a material effect on the financial condition or results of operations of the Company.

NOTE 8 - STOCK OPTIONS

Compensation relating to options granted to non-employees is measured by the fair value of the options, computed using the Black-Scholes option pricing model. Stock-based compensation to employees is measured by the intrinsic value method. For fixed options, this method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock option on the date granted. For variable options, the Company recognizes compensation based on the fair value of the underlying common stock and the exercise price of the stock over the period the employee performs the related services. Estimates of compensation are recorded before the measurement date based on the fair value of the underlying common stock and the exercise price of the stock on intervening dates. When options are forfeited, the compensation expense previously recognized relating to the unvested options is reversed in the period the options are forfeited.

Non-Employee Grants:
-------------------
The Company granted 40,000 options to purchase common shares at $0.10 per share to a firm in conjunction with an agreement for services dated January 1, 1999. The options vested at the rate of 10,000 shares per quarter during 1999. Compensation relating to these options was based upon a $0.08 fair value per share and were recognized over the period the options vested.

The Company granted stock options to various consulting companies. Options to purchase 96,000 shares of common stock at $0.10 per share were granted in December 1998. These options vest from February 1999 through November 2000. Options to purchase an additional 100,000 shares at $0.10 per share were granted in December 1998. These options vest from December 1998 through December 2000. Compensation relating to these options was based upon a $0.11 fair value per share and are recognized over the period the options vest. During the year ended June 30, 2000, 125,000 and 20,000 of these options were exercised and forfeited, respectively.

During May 1999, options to purchase 189,000 shares of common stock at $2.36 per share were granted. These options vest from May 1999 through May 2000. Compensation relating to these options was based upon a $0.31 fair value per share and are recognized over the period the options vest. During the year ended June 30, 2000, 12,000 of these options were forfeited.

The Company granted options to purchase 400,000 shares of common stock at $0.10 per share to members of the Board of Directors. The options vest from October 1998 through October 2001. Compensation relating to these options was $0.11 per share, based upon their fair value, and are being recognized over the period the options vest. As of June 30, 2000 and 1999, these directors had exercised 125,000 and 25,000 of these options, respectively. Based on the resignation of certain Board Members, 25,000 and 75,000 options were forfeited during the years ended June 30, 2000 and 1999, respectively.

Prior to July 1, 2000, members of the Board of Directors were not considered "employees" as defined by APB 25, Accounting for Stock Issued to Employees. Based on Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, all stock option issuances to Board Members subsequent to July 1, 2000 will be considered issued to employees and accounted for under the intrinsic value method.

A summary of the status of the Company's non-employee stock options as of June 30, 1999 and changes during the year then ended is presented below:
                                                                 Weighted
                                                                  Average
                                     Options  Exercise Price   Exercise Price
                                     -------  --------------   --------------
     Outstanding at June 30, 1998          -  $       -        $      -
          Granted                    825,000     0.10 - 2.36         0.62
          Forfeited                  (75,000)           0.10         0.10
          Exercised                  (25,000)           0.10         0.10
                                     -------
     Outstanding at June 30, 1999    725,000     0.10 - 2.36         0.69
          Granted                          -          -               -
          Forfeited                  (57,000)    0.10 - 2.36         0.58
          Exercised                 (250,000)           0.10         0.10
                                    --------
     Outstanding at June 30, 2000    418,000     0.10 - 2.36         1.06
                                    ========
     Options exercisable at
      June 30, 2000                  254,000                         1.67
                                    ========

The weighted-average fair value of options granted during the year ended June 30, 1999 was $0.11 per share.

The following table summarizes information about non-employee stock options outstanding at June 30, 2000:

                           Options Outstanding                      Options Exercisable
               -----------------------------------------------  ---------------------------
                                 Weighted-
    Range of       Number         Average         Weighted-       Number       Weighted-
    Exercise    Outstanding      Remaining         Average      Exercisable     Average
     Prices     At 06/30/00   Contractual Life  Exercise Price  At 06/30/00  Exercise Price
    ---------  ------------   ----------------  --------------  -----------  --------------
      $0.10        241,000        2.83 years        $0.10          77,000        $0.10
      $2.36        177,000        1.08 years        $2.36         177,000        $2.36

The fair value of each option granted during the year ended June 30, 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: underlying common stock value - $0.40, expected life of the options -
3.54 years, expected volatility - 74.54% and risk-free interest rate -
4.81%.

Stock-based compensation charged to operations for non-employees was $49,726 and $53,123 for the years ended June 30, 2000 and 1999, respectively.

The above non-vested options to non-employees will be forfeited upon termination of the respective agreements.

Employee Grants:
----------------
Fixed Options:
-------------
During the year ended June 30, 2000, the Company granted options to purchase 1,325,000 shares of common stock to various employees. These options had exercise prices ranging from $1.09 to $1.32 per share which was equal to the fair value of the Company's common stock on the date of issuance. These options vest through May 2002. Subsequent to their issuance, 550,000 of these options were forfeited.

The Company granted options to purchase 600,000 shares of common stock at $0.10 per share to its president in October 1998 in connection with a three-year employment agreement. These shares vest through October 2001. The Company's common stock had a fair value of $0.15 per share at the time these options were granted. Compensation relating to these options, based upon the intrinsic value of the options of $0.05 per option, is being recognized over the period the options vest. During the year ended June 30, 2000, 200,000 of these options were exercised.

In January 1999, the Company granted options to purchase 175,000 shares of common stock at $0.15 per share to three employees in connection with employment agreements. The Company's common stock had a fair value of $0.15 per share at the time these options were granted. These options vest through January 2001. There was no intrinsic value relating to these options. During the year ended June 30, 2000, 52,000 and 20,000 of these options were exercised and forfeited, respectively.

Variable Options:
----------------
During the year ended June 30, 2000, the Company issued 50,000 variable stock options to a director of the Company with an exercise price of $1.25, which was equal to the fair value of the common stock on the date of issuance. These options vest as follows: 20,000 and 30,000 options vest when the Company's audited earnings per share for one fiscal year reach $0.20 and $0.30 per share, respectively. Compensation expense for these options is measured as the difference between the quoted market price of the common stock at June 30, 2000 and the exercise price of the options. As of June 30, 2000, the fair value of the common stock was less than the exercise price, thus no compensation was recorded.

A summary of the status of the Company's employee stock options as of
June 30, 2000 and 1999 and changes during the years then ended are presented below:
                                                                Weighted
                                                                 Average
                                     Options   Exercise Price  Exercise Price
                                   ---------   --------------  --------------
     Outstanding at July 1, 1998           -    $          -      $     -
          Granted                    775,000     0.10 - 0.15           0.11
     Outstanding at June 30, 1999    775,000     0.10 - 0.15           0.11
                                   ---------
          Granted                  1,375,000     1.09 - 1.32           1.14
          Forfeited                 (570,000)    0.15 - 1.09           1.06
          Exercised                 (252,000)    0.10 - 0.15           0.11
                                   ---------
     Outstanding at June 30, 2000  1,328,000     0.10 - 1.09           0.77
                                   =========
     Options exercisable at
      June 30, 2000                   63,000                           0.15
                                   =========

The weighted-average fair value of options granted during the years ended June 30, 2000 and 1999 was $0.63 per share and $0.11 per share, respectively.

The following table summarizes information about employee stock options outstanding at June 30, 2000:

                           Options Outstanding                      Options Exercisable
               -----------------------------------------------  ---------------------------
                                 Weighted-
    Range of       Number         Average         Weighted-       Number       Weighted-
    Exercise    Outstanding      Remaining         Average      Exercisable     Average
     Prices     At 06/30/00   Contractual Life  Exercise Price  At 06/30/00  Exercise Price
    ---------  ------------   ----------------  --------------  -----------  --------------
      $0.10        400,000       3.25 years         $0.10              -            -
      $0.15        103,000       3.51 years         $0.15            63,000       $0.15
      $1.09        450,000       9.39 years         $1.09              -            -
      $1.25        360,000       9.85 years         $1.25              -            -
      $1.32         15,000       9.84 years         $1.32              -            -

Stock-based compensation charged to operations for employees was $10,832 and $13,743 for the years ended June 30, 2000 and 1999, respectively.

The fair value of the stock options was estimated at the grant date by the Company using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the Black-Scholes option pricing model for the years ended June 30, 2000 and 1999, respectively: underlying common stock value of $1.14 and $0.15 weighted-average risk-free interest rate of 6.00% and 4.48%, a weighted-average dividend yield of 0 percent, volatility of 80.21% and 75.00%, and a weighted-average expected lives of 3.00 and 4.31 years, respectively. Had compensation cost for the Company's stock options been determined based on their fair value at the grant dates, net loss and loss per share would have been increased to the pro forma amounts that follow for the years ended June 30, 2000 and 1999:

                                                          June  30,
                                                   -----------------------
                                                     2000        1999
                                                   -----------  ----------
     Net loss as reported                          $  (693,429) $ (966,718)
     Net loss pro forma                             (1,003,937)   (994,468)
     Basic and diluted loss per common
      share as reported                                  (0.15)      (0.27)
     Basic and diluted loss per common
      share pro forma                                    (0.21)      (0.28)

NOTE 9-WARRANTS TO PURCHASE COMMON STOCK

The Company issued warrants to purchase common stock in connection with the private placement offering. The following table summarizes the warrants to purchase common stock issued and outstanding, together with their respective exercise prices for the year ended June 30, 2000:

  Warrants to purchase common shares, beginning of the year                 -
  Warrants issued for cash at an exercise price of $3.00 per share 685,000 Warrants issued as a finder's fee in the private placement
   offering at an exercise price of $1.20 per share (Note 5)           68,500
  Warrants issued for services at an exercise price of $3.00
   per share (Note 5)                                                  50,000
                                                                     --------
  Warrants to purchase common shares, end of the year, at
   exercise prices ranging from $1.20 to $3.00 per share              803,500
                                                                     ========

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

Line of Credit Loan -- In August 2000, the Company entered into a $1,000,000 line of credit loan from a bank. Under the terms of the line of credit facility, the Company may borrow amounts equal to the amount of collateral provided through either letters of credit or deposits made by third party investors with the bank. The collateral is being provided through a private placement offering of warrants as explained below. The line of credit bears interest at the bank's prime interest rate plus 1%. The outstanding balance under the line of credit loan is due on August 15, 2001. Upon exercise of the warrants by the investors, the line of credit loan is reduced by the amount received from the exercise of the warrants. Upon exercise of the warrants, the letter of credit will be released as collateral on the loan. The outstanding balance of the line of credit loan may not exceed the aggregate amount of the collateral held by the bank. In the event of default by the Company, the bank has the right to apply the amount of the collateral against the loan. As of September 26, 2000, $250,000 had been borrowed under the line of credit facility.

Private Placement Offering -- In August 2000, the Company started a private placement offering of warrants to purchase common stock to investors. Under the terms of the offering, the Company will issue up to 3,000,000 warrants in units of 100,000 warrants to purchase 100,000 shares of common stock at $0.50 per share for a period through August 15, 2001, in exchange for the investor providing either a letter of credit or a deposit for $50,000 to a bank under the line of credit facility explained above. In the event of default by the Company, the bank has the right to apply the collateral against the loan as explained above. In the event of default, the investor's only recourse against the Company will be to exercise the warrants in the amount of the letter of credit according to the terms of the warrants. The investor may exercise its warrants by either a cash payment to the Company for the exercise price or in exchange for the amounts drawn on and paid by the investor under its letter of credit. The offering expires November 30, 2000. As of September 26, 2000, $250,000 had been received from the offering as security on the line of credit.

Stock Options Issued -- Three directors joining the Company after July 1, 2000 were each granted 100,000 stock options. These options vest as follows: 25,000 vest immediately and 25,000 vest each year on the anniversary date of the director joining the Company. The exercise price of these options was the average closing price of the stock for the five days immediately prior to the grant date, or $0.875 per share.

There were also 45,000 options granted to an employee under the employee stock option plan pursuant to the employee beginning employment with the Company. The options are exercisable at $0.813 per share, the fair market value of the Company's common stock on the date of grant.