Form 10KSB/A
period 2000-06-30
TRAVEL DYNAMICS INC
filed 2000-11-20
CIK 831904

FORM 10-KSB/A
                          Amendment No. 1

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

               TABLE OF CONTENTS TO ANNUAL REPORT
                         ON FORM 10-KSB/A
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

     The following is a summary of selected financial data and should be read in conjunction with the Company's Consolidated
Financial Statements for the period ending June 30, 2000 attached hereto:



                   Operating   Net Income  Net Income  Total Assets  Long term     Cash     Accumulated   Stock-
                   Revenues   (loss) from  (loss) per               obligations  Dividends     Losses     holders
                              continuing     common                                                       deficit
                  ----------  -----------   --------   -----------  ----------  ----------  ------------  ---------
 For the Fiscal   $7,755,926	$(1,306,944)    ($.28)     $3,470,637	$715,831       N/A     ($2,309,644)  ($712,338)
 Year Ending
 June 30, 2000


     The following constitutes Management's summary of what it believes to be certain significant financial data, but is limited by and is subject to the more the Company's complete
Consolidated Financial Statements as attached. This section should be reviewed in conjunction with the Consolidated Financial Statements and notes.

Operations

           Net revenue for the twelve month period ended June 30, 2000 was $7,755,926, an increase of $4,613,323 or 147% over the comparable period during the prior fiscal year. This increase is primarily attributable to the Company significantly increasing its customer base over the prior fiscal year. Additionally, the increase also relates to a change in the way the Company collects the price of its seminars and other higher priced products from its ISAs. Since January 1, 2000, the Company collects full retail price of these products directly from the ISAs' customers and then pays the ISA the difference between the retail price and the wholesale price previously charged to the ISA. In contrast, for periods prior to January 1, 2000, the Company simply collected the wholesale price from the ISAs. For the twelve months ended June 30, 1999 the Company was essentially a start-up company in the early stages of its current operations and had a minimal base from which to generate revenues.

     Gross margin for the twelve months ended June 30, 2000 was 33% a decrease of 7% as compared to the comparable period during the prior fiscal year. The decrease in the gross margin relates to a change in the way the Company collects the price of its seminars and other higher priced products from its ISAs. Since January 1, 2000, the Company collects full retail price of these products directly from the ISAs' customers and then pays the ISA the difference between the retail price and the wholesale price previously charged to the ISA. In contrast, for periods prior to January 1, 2000, the Company simply collected the wholesale price from the ISAs. This change in payments results in a reduction in gross margin but no change in gross profit dollars generated on each sale.

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

     Net loss for the twelve-month period ended June 30, 2000 was $1,306,944 compared with a net loss of $966,718 for the comparable period during the prior fiscal year. This decrease is primarily to the Company's investment in infrastructure improvements (additional personnel,computer systems and technology) that should position the Company to support the revenue growth anticipated in fiscal 2001.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------
     See the Company's Consolidated Financial Statements attached to this 10-KSB/A report.

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------
     Management compensation for the fiscal year ending June 30, 2000 aggregated $324,333 or 4.2% of revenues. Management and the Board of Directors also received options to acquire 675,000 shares of common stock at an exercise price of $1.09/share and 125,000 shares at $1.25/share as detailed below.

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

/s/  James  Piccolo                      November 17, 2000
---------------------------              ------------------
James Piccolo                                     Date
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  James  Piccolo                      November 17, 2000
---------------------------              ------------------
James Piccolo                                    Date
Chief Executive Officer, President and
Director (Principal Executive Officer)


/s/  Richard  Miller                     November 17, 2000
---------------------------              -------------------
Richard Miller                                   Date
Chief Financial Officer (Principal Financial
and Accounting Officer)


/s/  Thomas  Dennis                      November 17, 2000
---------------------------              ------------------
Thomas Dennis                                   Date
Director


/s/  Thomas  Vergith                     November 17, 2000
---------------------------              ------------------
Thomas Vergith                                   Date
Director


/s/   James E. Solomon                   November 17, 2000
---------------------------              ------------------
James E. Solomon                                 Date
Director and Managing Director


/s/ Thomas Murphy                        November 17, 2000
---------------------------              ------------------
Thomas Murphy                                    Date
Director


/s/  Michael B. Nelson                   November 17, 2000
---------------------------              ------------------
Michael B. Nelson                                Date
Director


/s/   Todd Heiner                        November 17, 2000
--------------------------               -----------------
Todd Heiner
Director

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


                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 8, 2000, except for Note 1 - Restatement as to which the date is November 16, 2000

                         TRAVEL DYNAMICS, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                          June 30,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
                                ASSETS

Current Assets
  Cash and cash equivalents                       $  373,697  $  174,018
  Other receivables                                   26,589     153,056
  Inventory                                          284,584      57,631
  Prepaid sales commissions and seminar costs      1,408,509      18,032
  Other current assets                                61,822      17,471
                                                  ----------  ----------
     Total Current Assets                          2,155,201     420,208
                                                  ----------  ----------
Property and Equipment
  Leasehold improvements                             265,704          --
  Office equipment                                   387,883     116,160
  Software for internal use                          159,296     107,620
  Website development                                323,650          --
  Less accumulated depreciation                     (137,296)    (19,463)
                                                  ----------  ----------
     Net Property and Equipment                      999,237     204,317
                                                  ----------  ----------
Other Assets
   Trademarks, net of $1,578 and $526
    accumulated amortization, respectively             3,681       4,733
  Marketing master database, net of $43,132
   and $19,601 accumulated amortization,
   respectively                                       74,516      98,047
   Video production, net of $9,330 accumulated
    amortization                                      69,014          --
  Investment in certificates of deposit               80,000      80,000
  Other long-term assets                              88,988      45,373
     Total Other Assets                              316,199     228,153
                                                  ----------  ----------
Total Assets                                      $3,470,637  $  852,678
                                                  ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Trade accounts payable                          $  755,794  $  216,364
  Accrued liabilities                                343,381      93,524
  Deferred sales revenue                           2,227,515     433,460
  Notes payable - related party                      100,000          --
  Deferred lease incentive - current portion          40,454          --
                                                  ----------  ----------
     Total Current Liabilities                     3,467,144     743,348
                                                  ----------  ----------
Long-Term Liabilities
  Convertible notes payable                          587,728     427,727
  Deferred lease incentive - long-term portion       128,103          --
                                                  ----------  ----------
     Total Long-Term Liabilities                     715,831     427,727
                                                  ----------  ----------
Stockholders' Deficit
   Common stock -$0.001 par value; 50,000,000
    shares authorized; 5,790,080 and 4,340,080
    shares issued and outstanding, respectively        5,790       4,340
  Additional paid-in capital                       1,601,285     758,960
  Unearned compensation                               (9,769)    (78,997)
  Accumulated deficit                             (2,309,644) (1,002,700)
                                                  ----------  ----------
     Total Stockholders' Deficit                    (712,338)   (318,397)
                                                  ----------  ----------
Total Liabilities and Stockholders' Deficit       $3,470,637  $  852,678
                                                  ==========  ==========

See the accompanying notes to consolidated financial statements.

                         TRAVEL DYNAMICS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Years Ended June 30,
                                              ----------------------------
                                                     2000         1999
                                                  -----------  -----------
Sales                                             $ 7,755,926  $ 3,142,603
Cost of Sales                                       5,192,730    1,888,144
                                                  -----------  -----------
Gross Profit                                        2,563,196    1,254,459
                                                  -----------  -----------
Expenses
  Selling, general and administrative expense       3,739,430    1,803,654
  Merger and reorganization expense                        --      307,983
  Interest expense                                    130,710      109,540
                                                  -----------  -----------
  Total Expenses                                    3,870,140    2,221,177
                                                  -----------  -----------
Net Loss                                          $(1,306,944) $  (966,718)
                                                  ===========  ===========
Basic  and  Diluted  Loss Per Common  Share       $     (0.28) $     (0.27)
                                                  ===========  ===========
Weighted Average Number of Common
 Shares Used in Per Share Calculation               4,697,487    3,608,143
                                                  ===========  ===========

See the accompanying notes to consolidated financial statements.

                          TRAVEL DYNAMICS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                              Common Stock       Additional                               Total
                                          ----------------------   Paid-in    Unearned    Accumulated  Stockholders'
                                            Shares      Amount     Capital   Compensation   Deficit      Deficit
                                          ----------  ----------  ----------  ----------  -----------  ----------
Balance-June  30,  1998                    1,532,164  $    1,532  $     (877) $        -  $   (35,982) $  (35,327)

Conversion of debt into common stock         467,836         468     343,892           -            -     344,360
Issuance of common stock for
  assets of Greenway                       1,236,072       1,236      (1,226)          -            -          10
Issuance of common stock as
  compensation to employees
  and for consulting services              1,079,008       1,079     160,772           -            -     161,851
Exercise of stock options                     25,000          25       2,475           -            -       2,500
Beneficial debt conversion feature                 -           -     108,055           -            -     108,055
Deferred compensation from grant
 of employee and non-employee
 stock options                                     -           -     145,869    (145,869)           -           -
Amortization of deferred compensation              -           -           -      66,872            -      66,872
Net loss                                           -           -           -           -     (966,718)   (966,718)
                                          ----------  ----------  ----------  ----------  -----------  ----------
Balance-June 30, 1999                      4,340,080       4,340     758,960     (78,997)  (1,002,700)   (318,397)

Issuances of common stock for
  cash, net of $89,050 of offering costs     685,000         685     595,265           -            -     595,950
Conversion of debt into common stock          80,000          80      79,920           -            -      80,000
Issuance of common stock as compensation
  to individuals                              55,000          55      60,390           -            -      60,445
Exercise of stock options                    502,000         502      52,298           -            -      52,800
Shares issued under anti-dilution
  agreement                                  128,000         128        (128)          -            -           -
Beneficial debt conversion feature                 -           -      63,250           -            -      63,250
Amortization of deferred compensation              -           -           -      60,558            -      60,558
Forfeiture of unvested stock options               -           -      (8,670)      8,670            -           -
Net loss                                           -           -           -          -    (1,306,944) (1,306,944)
                                          ----------  ----------  ----------  ----------  -----------  ----------
Balance - June 30, 2000                    5,790,080  $    5,790  $1,601,285  $   (9,769) $(2,309,644) $ (712,338)
                                          ==========  ==========  ==========  ==========  ===========  ==========

See the accompanying notes to consolidated financial statements.

                        TRAVEL DYNAMICS, INC.,
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Years Ended June 30,
                                                    ----------------------------
                                                          2000         1999
                                                       -----------  -----------
Cash Flows From Operating Activities
   Net loss                                            $(1,306,944) $  (966,718)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                         118,229       39,590
     Compensation relating to common stock,
      options and debentures granted                       121,003      238,723
     Write-off of (expenditures for) start up costs             --       60,000
     Interest expense relating to beneficial debt
      conversion feature                                    63,250      108,055
     Changes in operating assets and liabilities:
        Other receivables                                  126,468     (141,179)
        Prepaid expenses                                (1,390,477)     (18,032)
        Inventory                                         (226,953)     (56,931)
        Other assets                                       (44,351)     (52,092)
        Accounts payable                                   539,430      185,902
        Accrued liabilities                                249,857       93,524
        Deferred sales revenue                           1,794,055      433,460
                                                       -----------  -----------
     Net Cash and Cash Equivalents Provided By
      (Used In) Operating Activities                        43,567      (75,698)
                                                       -----------  -----------
Cash Flows From Investing Activities
  Payments to purchase property and equipment
   and other assets                                       (791,262)    (229,029)
  Purchase of certificates of deposits                          --      (80,000)
  Increase in other assets                                 (43,615)          --
  Cash received as part of disposal of assets                2,239           --
                                                       -----------  -----------
     Net Cash and Cash Equivalents Used In
      Investing Activities                                (832,638)    (309,029)
                                                       -----------  -----------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                   648,750        2,500
  Proceeds from issuance of notes payable                  240,000      529,360
  Proceeds from related party note payable                 100,000           --
                                                       -----------  -----------
     Net Cash and Cash Equivalents Provided
      By Financing Activities                              988,750      531,860
                                                       -----------  -----------
Net Increase in Cash and Cash Equivalents                  199,679      147,133

Cash and Cash Equivalents at Beginning of Period           174,018       26,885
                                                       -----------  -----------
Cash and Cash Equivalents at End of Period             $   373,697  $   174,018
                                                       ===========  ===========
Supplemental Cash Flow Information
  Interest paid                                        $    52,807  $     1,485
                                                       ===========  ===========
Non-Cash Investing and Financing Activities
  Conversion of notes payable into common stock        $    80,000  $   344,360
  Accounts payable converted into notes payable                 --       37,727
  Leasehold improvements paid as part of deferred
   lease incentive                                         202,268           --

See the accompanying notes to consolidated financial statements.

                        TRAVEL DYNAMICS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS


NOTE  1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restatement - The accompanying consolidated financial statements as of June 30, 2000 and for the year then ended have been restated to reclassify $1,268,399 of unearned sales revenue from sales and to reclassify $654,885 of prepaid sales commissions and seminar costs from cost of sales. The unearned sales revenue and related sales commissions related to revenue collected and sales commission paid for a seminar held in September 2000. As a result of these changes, net loss for the year ended June 30, 2000 increased by $613,514, or $0.13 per share.

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

Business Condition - The Company has negative working capital of $1,311,943 and a stockholders' deficit of $712,338 as of June 30, 2000. The Company also experienced net losses of $1,306,944 and $966,718 for the years ended June 30, 2000 and 1999, respectively. As a result of these conditions, the Company may be unable to sustain operations or meet its obligations. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital. Management is attempting to raise additional financing through a line of credit loan from a bank to the extent that collateral is deposited by potential investors as explained further in
Note 10. As of November 16, 2000, the Company received collateral deposits from investors of $800,000. In addition, Management plans to obtain subscriptions for an additional $200,000 from investors. As of November 16, 2000, $654,500 had been borrowed under the line of credit loan facility. Management's plans also include improving the profitability of its operations. The improvement of the Company's financial condition is ultimately based upon obtaining profitable operations. There is no assurance additional financing or profitable operations will be realized.

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

Video Production - During the year ended June 30, 2000, the Company produced a video presentation for use in motivation and training of sales personnel. The video presentation is sold as a product to customers. The production of the video presentation has been accounted for in accordance with accounting standards for the development and marketing of entertainment and educational software products to be sold, leased, or otherwise marketed as a separate product or as part of a product or process. Accordingly, costs incurred to produce the software product were charged to expense when incurred until technological feasibility was established for the product. Technological feasibility was established very early in the production of the video presentation. Thereafter, all production costs were capitalized and are subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and estimated future revenue for the product. Annual minimum amortization is recognized equal to the straight_line amortization over the remaining estimated economic life of the product, which is estimated to be two years. As of June 30, 2000, the gross amount of capitalized costs was $78,344 and amortization of $9,330 was charged against cost of sales during the year ended June 30, 2000.

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

Deferred Lease Incentive - In connection with a lease of office space, the lessor provided $253,868 of lease- hold improvements and granted the Company an allowance of $202,268 against the cost of the improvements. Under generally accepted accounting principles, the allowance has been capitalized as leasehold improvements and recognized as a deferred lease incentive liability. The deferred lease incentive is being amortized as a reduction in rental expense over the term of the lease. As of June 30, 2000, $33,711 of the deferred lease incentive had been amortized.

Sales Recognition - Sales include the cash sale of travel discount packages and marketing seminars. Participants typically prepay marketing seminar fees in advance. If unable to attend the planned seminar, a participant may transfer their reservation to the following seminar. Accordingly, the Company recognizes sales for marketing seminars and related costs at the date the customer participates in a seminar. Deferred sales revenue represents amounts collected in advance of such participation. Costs of sales for marketing seminars are recognized at the time the seminars are attended and include sales commissions paid to third parties. Prepaid sales commissions and seminar costs represents sales commissions and costs incurred for training seminars prior to the seminars being held.

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

Segment Information -- Generally accepted accounting principles establishes disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and in assessing performance. It also requires segment disclosures about products and services as well as geographic areas. The Company has determined that it did not have any separately reportable operating segments as of June 30, 2000 and 1999. Beginning on July 1, 2000, the Company will evaluate resources based on the following revenue classifications: 1) travel package sales, 2) seminars and 3) eCommerce sales, new associate enrollment and other.

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

NOTE 2 - REORGANIZATION OF TRAVEL DYNAMICS L.L.C.

The assets and liabilities of Travel Dynamics, L.L.C. were transferred to Travel Dynamics, Inc., a Nevada corporation, on July 31, 1998. The assets and liabilities transferred from Travel Dynamics L.L.C. were accounted for by the purchase method of accounting and were recorded at historical cost in a manner similar to pooling of interests as follows:

     Historical cost of assets                        $  177,544
                                                      ----------
     Short-term notes payable                           (195,000)
     Deferred sales                                      (83,115)
                                                      ----------
     Total liabilities assumed                          (278,115)

     Net Liabilities Assumed Over Assets Transferred  $ (100,571)
                                                      ==========

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

NOTE 4 -CONVERTIBLE NOTES PAYABLE

>From  June  through September 1999, the Company issued 10% convertible
debentures  totaling   $667,727, consisting of  $620,000  in  cash,  a
conversion of $37,727 of accounts payable and $10,000 to a consultant for services rendered. Interest is payable at the end of each quarter. The convertible debentures mature and are redeemable at their face
value  on  January  2,  2015.   At  any  time  after  the  convertible
debentures were issued, the debentures may be converted into common stock of the Company at the rate of $1.00 per share. Through June 30, 2000, $80,000 of the convertible notes were converted into 80,000 shares of common stock. Each debenture can be called at 110% of its face value at any time after the first anniversary date of the execution of the note. The holders of the debentures may upon notice of the call, convert the debenture into common stock within thirty days of receiving written notice of such call. As of June 30, 2000 and 1999, the convertible debentures outstanding totaled $587,728 and $427,727, respectively.

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

NOTE 6 - INCOME TAXES

There was no provision for or benefit from income tax for any period. The components of the net deferred tax asset at June 30, 2000 and 1999 are shown below:
                                                    2000         1999
                                                  ----------  ----------
     Benefit of operating loss carry forwards     $  716,188  $  245,009
     Start up costs                                   46,932      69,677
     Depreciation                                    (13,740)      3,740
     Less: valuation allowance                      (749,380)   (318,426)
                                                  ----------  ----------
     Net Deferred Tax Asset                       $        -  $        -
                                                  ==========  ==========

For tax reporting purposes, the Company has net operating loss carry forwards in the amount of $1,234,728 which will expire between 2018 and 2020.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes:
                                                   For the Years Ended
                                                         June 30,
                                                  ----------------------
                                                     2000       1999
                                                  ----------  ----------
     Benefit at statutory rate (34%)              $ (444,361) $ (328,684)
     Stock-based compensation                         13,246      24,943
     Beneficial debt conversion feature expense       21,505      40,305
     Non-deductible expenses                          47,663      10,186
     Change in valuation allowance                   430,953     304,292
     State tax benefit, net of federal tax effect    (69,006)    (51,042)
                                                  ----------  ----------
     Net Benefit From Income Taxes                $        -  $        -
                                                  ==========  ==========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Agreements With Consulting Firms --Under the terms of a 1998 consulting agreement with a business consulting firm, the Company was obligated to pay $10,000 per month through December 1, 2000. The agreement for the payment of $10,000 per month was rescinded during April 1999. In addition, the Company has agreed to issue common stock of the Company equal to 10% of all outstanding equity securities, computed on a fully-diluted basis, until the Company has raised up to $5,000,000 of investment capital or has entered into equivalent business combinations. Through June 30, 1999, 429,008 shares of common stock were issued in relation to this commitment and were valued at $64,351 or $0.15 per share. Since the consulting firm no longer provides services for the Company and because the 128,000 shares of common stock issued during the year ended June 30, 2000 were issued under the anti-dilution provisions of the consulting agreement, the shares issued were accounted for as a cost of the capital received during the year ended June 30, 2000 and offset against the related proceeds. At June 30, 2000, there were 3,137,227 potentially issuable common shares which, if issued, would require the Company to issue up to an additional 348,581shares of common stock to this consulting firm.

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

A summary of the status of the Company's non-employee stock options as of  June  30, 1999 and changes during the year then ended is presented below:
                                                        Weighted
                                                        Average
                                   Options             Exercise  Price
                                       --------  ------------  ----------
Exercise Price
 Outstanding at June 30, 1998                -   $      -      $      -
        Granted                         825,000    0.10 - 2.36       0.62
        Forfeited                       (75,000)          0.10       0.10
        Exercised                       (25,000)          0.10       0.10
                                       --------
 Outstanding at June 30, 1999           725,000    0.10 - 2.36       0.69
        Granted                              -          -             -
        Forfeited                       (57,000)   0.10 - 2.36       0.58
        Exercised                      (250,000)          0.10       0.10
                                       --------
 Outstanding at June 30, 2000           418,000    0.10 - 2.36       1.06
                                       ========
 Options exercisable at June 30, 2000   254,000                      1.67
                                       ========

The weighted-average fair value of options granted during the year ended June 30, 1999 was $0.11 per share.

The following table summarizes information about non-employee stock options outstanding at June 30, 2000:

                           Options Outstanding                       Options Exercisable
                -----------------------------------------------  -----------------------------
                               Weighted-
      Range of    Number        Average           Weighted-        Number         Weighted-
      Exercise  Outstanding     Remaining           Average       Exercisable      Average
       Prices   At 06/30/00   Contractual Life   Exercise Price   At 06/30/00   Exercise Price
      --------  -----------   ----------------   --------------   -----------   --------------
       $0.10       241,000        2.83 years          $0.10          77,000        $0.10
       $2.36       177,000        1.08 years          $2.36         177,000        $2.36

The fair value of each option granted during the year ended June 30, 1999 was estimated on the date of grant using the Black-Scholes option-
pricing   model  with  the  following  weighted-average   assumptions:
underlying common stock value - $0.40, expected life of the options  -
3.54 years, expected volatility - 74.54% and risk-free interest rate -
4.81%.

Stock-based compensation charged to operations for non-employees was $49,726 and $53,123 for the years ended June 30, 2000 and 1999, respectively.

The above non-vested options to non-employees will be forfeited upon termination of the respective agreements.

Employee Grants:

Fixed Options:
During the year ended June 30, 2000, the Company granted options to purchase 1,325,000 shares of common stock to various employees. These options had exercise prices ranging from $1.09 to $1.32 per share which was equal to the fair value of the Company's common stock on the date of issuance. These options vest through May 2002. Subsequent to their issuance, 550,000 of these options were forfeited.

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

A summary of the status of the Company's employee stock options as of June 30, 2000 and 1999 and changes during the years then ended are presented below:

                                                                     Weighted
                                                                      Average
                                        Options    Exercise Price  Exercise Price
                                       ----------  --------------  -------------
Outstanding at July 1, 1998                     -  $      -        $       -
     Granted                              775,000    0.10 - 0.15          0.11
Outstanding at June 30, 1999              775,000    0.10 - 0.15          0.11

     Granted                            1,375,000    1.09 - 1.32          1.14
     Forfeited                           (570,000)   0.15 - 1.09          1.06
     Exercised                           (252,000)   0.10 - 0.15          0.11
                                       ----------
Outstanding at June 30, 2000            1,328,000    0.10 - 1.09          0.77
                                       ==========
Options exercisable at June 30, 2000       63,000                         0.15
                                       ==========

The weighted-average fair value of options granted during the years ended June 30, 2000 and 1999 was $0.63 per share and $0.11 per share, respectively.

The following table summarizes information about employee stock options outstanding at June 30, 2000:

                           Options Outstanding                     Options Exercisable
              -----------------------------------------------  ---------------------------
                               Weighted-
   Range of     Number          Average         Weighted-        Number       Weighted-
   Exercise   Outstanding      Remaining         Average       Exercisable     Average
    Prices    At 06/30/00   Contractual Life   Exercise Price  At 06/30/00  Exercise Price
  ---------  ------------  -----------------  ---------------  -----------  --------------
    $0.10       400,000        3.25 years           $0.10            -             -
    $0.15       103,000        3.51 years           $0.15          63,000        $0.15
    $1.09       450,000        9.39 years           $1.09            -             -
    $1.25       360,000        9.85 years           $1.25            -             -
    $1.32        15,000        9.84 years           $1.32            -             -

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

                                                   June 30,
                                            ------------------------
                                                2000         1999
                                            -----------   ----------
       Net loss as reported                 $(1,073,839)  $ (966,718)
       Net loss pro forma                    (1,384,347)    (994,468)
       Basic and diluted loss per common
         share as reported                        (0.23)       (0.27)
      Basic and diluted loss per common
        share pro forma                           (0.29)       (0.28)

NOTE 9-WARRANTS TO PURCHASE COMMON STOCK

The Company issued warrants to purchase common stock in connection with the private placement offering. The following table summarizes the warrants to purchase common stock issued and outstanding, together with their respective exercise prices for the year ended June 30, 2000:

  Warrants to purchase common shares, beginning of the year               --
  Warrants issued for cash at an exercise price of $3.00 per share 685,000 Warrants issued as a finder's fee in the private placement
   offering at an exercise price of $1.20 per share (Note 5)          68,500
  Warrants issued for services at an exercise price of $3.00 per
   share (Note 5)                                                     50,000
                                                                    --------
  Warrants to purchase common shares, end of the year, at exercise
   prices ranging from $1.20 to $3.00 per share                      803,500
                                                                    ========

NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

Line of Credit Loan -- In August 2000, the Company entered into a $1,000,000 line of credit loan from a bank. Under the terms of the line of credit facility, the Company may borrow amounts equal to the amount of collateral provided through either letters of credit or deposits made by third party investors with the bank. The collateral is being provided through a private placement offering of warrants as explained below. The line of credit bears interest at the bank's prime interest rate plus 1%. The outstanding balance under the line of credit loan is due on August 15, 2001. Upon exercise of the warrants by the investors, the line of credit loan is reduced by the amount received from the exercise of the warrants. Upon exercise of the warrants, the letter of credit will be released as collateral on the loan. The outstanding balance of the line of credit loan may not exceed the aggregate amount of the collateral held by the bank. In the event of default by the Company, the bank has the right to apply the amount of the collateral against the loan. As of November 16,2000, $654,500 had been borrowed under the line of credit facility.

Private Placement Offering -- In August 2000, the Company started a private placement offering of warrants to purchase common stock to investors. Under the terms of the offering, the Company will issue up to 3,000,000 warrants in units of 100,000 warrants to purchase 100,000 shares of common stock at $0.50 per share for a period through August 15, 2001, in exchange for the investor providing either a letter of credit or a deposit for $50,000 to a bank under the line of credit facility explained above. In the event of default by the Company, the bank has the right to apply the collateral against the loan as explained above. In the event of default, the investor's only recourse against the Company will be to exercise the warrants in the amount of the letter of credit according to the terms of the warrants. The investor may exercise its warrants by either a cash payment to the Company for the exercise price or in exchange for the amounts drawn on and paid by the investor under its letter of credit. The offering expires November 30, 2000. As of November 16, 2000, $800,000 had been received from the offering as security on the line of credit.

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