Form 10QSB
period 2000-09-30
TRAVEL DYNAMICS INC
filed 2000-11-20
CIK 831904

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

Mark One
         QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(D)  OF  THE
[  ]     SECURITIES EXCHANGE OF 1934

            FOR THE QUARTERLY PERIOD ENDED: September 30, 2000

                                   OR

         TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(D)  OF  THE
[  ]     SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO N/A ________

                  COMMISSION FILE NUMBER: 33-21239

                           TRAVEL DYNAMICS, INC.
                          ------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                 NEVADA                              0462569
                 ------                              -------
        STATE OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

          4150 North Drinkwater Boulevard, Fifth Floor
               SCOTTSDALE, AZ                      85251
               --------------                      -----
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

                       X   YES       _ NO

As of September 30, 2000, approximately 5,911,080 shares of common stock ($.001 par value) were outstanding.

                      TRAVEL DYNAMICS, INC.

                              INDEX

                                                                Page

PART I. Financial Information                                     3

 Item 1.Financial Statements.  [Unaudited]                        3

 Item 2.Management's   Discussion   and   Analysis   of
        Financial Condition and Results of Operations.            3

PART II. Other Information                                        7

 Item 2.   Changes in Securities and Use of Proceeds              7

 Item 5.   Other information                                      7

 Item 6.   Exhibits and Reports on Form 8-K                       7


             [Inapplicable Items Have Been Omitted]

                 PART I.   Financial Information


Item 1.   Financial Statements.  [Unaudited]

     The  condensed Consolidated Financial Statements  of  Travel
Dynamics,  Inc. for the three-month period ending  September  30,
2000   are   unaudited  and  are  attached  as  an  exhibit   and
incorporated by this reference as Item 1.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Certain   statements  in  this  10-QSB,  including   without
limitation information set forth under Item 2 entitled `Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act), including, without limitation, statements regarding the Company's expectations, beliefs, estimates, intentions, and strategies about the future. Words such as, "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this 10-QSB or hereafter included in other publicly available documents filed with the Securities and
Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements and are not guarantees of future performance. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such future results are based upon management's best estimates of current conditions and the most recent results of operations. Such information contained in such statements is difficult to predict; therefore actual results may differ materially from those expressed or forecasted. The forward-looking statements made herein are only made as of September 30, 2000, unless otherwise expressly stated and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

     Travel  Dynamics,  Inc.,  as the  parent  company,  and  Tru
Dynamics,   Inc.,   as   the  sole  operating   subsidiary,   are
collectively  referred  to herein as  "the  Company."   Both  are
Nevada corporations.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's accompanying unaudited condensed Consolidated Financial Statements for the three-month period ending September 30, 2000 and 1999, respectively.

Three  Months  Ended September 30, 2000 Compared to Three  Months
Ended September 30, 1999

     The Company is a marketing firm that wholesales and distributes educational and lifestyle products and materials to independent sales associates ("ISAs"), who resell the packages. These products and materials are designed to educate and support individuals in their development of income sources for home-based businesses. The products include discount entertainment and travel packages and tax planning and organization packages. The Company also engages in the organization and hosting of various marketing, training and motivational seminars. The Company has gained increasing revenues through various direct marketing activities, including the Internet.

During the first two quarters of this fiscal year, the Company undertook the conversion of its entire marketing model into an e-commerce business to take advantage of the explosive growth of the Internet. Additionally, the development and maintenance of certain Internet and other systems technology was taken in house whereas such work was previously contracted with outside parties. The timing of these critical changes and the unavoidable disruption in sales were scheduled for the summer months because they are typically weak for network marketing companies. During the second quarter, the Company believes the sales recovery process should be complete, thus allowing the Company to leverage its new marketing model to support the Independent Sales Associates (ISAs). The Company anticipates increasing revenues significantly through this new Internet based marketing plan.

     Net sales for the three months ended September 30, 2000 and 1999 were $2,013,825 and $1,417,485, respectively, which is an increase of $596,340 or approximately 42%. The majority of this revenue is attributable to conference sales in the quarter. The Company is engaged in the development and implementation of a massive new e-commerce marketing program designed to take advantage of the Internet. During this conversion phase, the Company's non-conference revenue decreased from the comparable period of the prior year. The reason for this decrease was the disruption in marketing and sales activities during the technological implementation stage. The Company expects that with this technology in place it will experience long term non-conference revenue growth.

     Gross margin for the three months ended September 30, 2000 was 15% and represents a decrease of 44% in the gross margin percentage as compared to the three months ended September 30, 1999. This reduction is primarily attributable to a major conference that occurred during the conversion to the e-commerce format. Many potential participants did not attend so that they could concentrate their efforts on keeping their distribution network in focus during the change in the business model. The adverse effect on attendance was significant because most of the expenses were fixed. Another cause of the decrease relates largely to a change in the way the Company collects the price of its seminars and other higher priced products from its ISAs. Beginning January 1, 2000, the Company collects full retail price of these products directly from the ISAs' customers and then pays the ISA the difference between the retail price and the wholesale price. In contrast, for periods prior to January 1, 2000, the Company simply collected the wholesale price from the ISAs. This change in payments results in a reduction in gross margin but has no effect on gross profit dollars generated on each sale.

     Selling and general and administrative expenses for the three months ended September 30, 2000 and 1999 were $1,029,560 and $740,658, respectively, which represents an increase of $288,902, or 39%. The increase primarily relates to the Company adding personnel and systems to the infrastructure to keep up with the rapid rate of growth the Company experienced during the previous quarters.

     The Company's interest expense for the three months ended September 30, 2000 and 1999 was $21,234 and $81,206, respectively. This decrease was primarily attributable to the interest expense associated with the convertible debenture offering during the three months ended September 30, 1999. The Company was required to recognize as interest expense the difference between the $1.00 per share conversion price for the debentures to be converted into the Company's common stock and the market value per share of the Company's stock on the day the debentures were granted, which difference was $.27 per share. The Company recognized $63,250 of interest expense due to the beneficial conversion feature of the debentures for the three months ended September 30, 1999. An additional $16,943 was attributable to interest accrued on the debentures during the three months ended September 30, 1999.

     The net results of operations for the three months ended September 30, 2000 and 1999 was $747,888 net loss and $14,888 net income, respectively, which represents a decrease in profitability of $762,776. This decrease is primarily attributable to the reduced non-conference sales activity and ramp up costs associated with the implementation of the new e-commerce model as discussed above. As mentioned above, the Company expects sales levels to recover along improving net results over the next several quarters as compared to the previous year's quarters.

Liquidity and Capital Resources

     The Company's primary source of cash during the three months ended  September  30, 2000 has been provided by  cash  flow  from
operations,   $150,000  in  short-term  loans  and   $99,536   of
borrowings from line of credit.

     Operating activities for the three months ended September 30, 2000 and 1999 used $553,650 and used $138,217, respectively.
The difference in cash generated from operations is mainly attributable to changes in operating assets and liabilities related to the significant increase in customers and customer transactions.

     Expenditures for property and equipment and other assets totaled $33,095 and $84,292 for the three months ended September 30, 2000 and 1999, respectively. Expenditures for the three months ended September 30, 2000 comprised of computer and telephone components for web-site development. Expenditures for the three months ended September 30, 1999 included $65,839 in office equipment that relate the Company moving into new, larger offices and increasing the number of personnel, and $18,453 in software for internal use.

Plan of Operations

     Management estimates that the cash flows from operations over the next 12 months, as well as the current line of credit will be sufficient to continue the Company's operations and to cover its operational expenses. Management reasonably believes that anticipated sales increases will be sufficient to maintain the Company's cash-flow requirements. Nevertheless, the Company reserves the right to raise additional proceeds or incur debt or take such other actions to expand or sustain its operations. However, as of the fiscal quarter ended September 30, 2000, the Company did not specifically anticipate raising any additional funds through debt or equity offerings of securities other than those raised under the current private offering.

     The Company is broadening its product and service line through electronic commerce and including more on-line products and services over the Internet. The Company has also increased its telephone support for its current products and services.

     A copy of the Company's other filings to date under the Securities Act of 1934 by the Company will be made available by the Company to any shareholder requesting the same, or to other interested parties. All filed documents of the Company may further be retrieved "on line" through the Internet at the SEC homepage at: http://www.sec.gov.

     Until the Company achieves a sustained level of profitability, it must be considered a start-up entity. Management considers the growth of revenues to be positive and expects to achieve profitability in future quarters, however no warranty of this projection can be made. The Company remains dependent on continuing cash flows to meet certain operating expenses and no assurance of financial success or economic survival of the Company can be assured during this period. The Company has and will continue to incur costs related to legal and accounting fees, initial filing fees, and advertising and marketing fees. These types of costs may not be incurred at the same level or percentage of revenues as experienced in the past.

     Management's general discussion of operations is limited by and should be considered within the context of the actual condensed Consolidated Financial Statements and notes attached thereto and incorporated as part of Item 1 above.

                   PART II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds.

     On November 17, 2000 the Company completed the acquisition of Columbus Companies. The terms of this acquisition provided for the Company to acquire all the issued and outstanding shares of Columbus Companies, as a wholly-owned subsidiary, held by the Shareholders solely in exchange for 750,000 voting shares of the common stock of the Company, par value $0.001 per share under
Section 4(2) of the Securities Act of 1933.

      During the three months ending September, 2000, the Company issued 70,000 shares of common stock, $.001 par value, upon conversion of convertible debentures in reliance upon Section 3(a)(9) of the Securities Act. The convertible debentures were originally issued in connection with an offering by the Company conducted from April 1999 through June 30, 1999, described in greater detail in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition & Plan of Operations" in the Company's amended and restated 10KSB/A Report (Amendment No. 1) for the fiscal year ended June 30, 1999, filed December 1999 and incorporated herein by reference.

      The Company is currently engaged in another private placement of units under Rule 506 of Regulation D of the Securities Act. Each unit consists of one warrant for one share of common stock and a commitment fee. This private placement is for up to 3,000,000 units with a minimum subscription of 400,000 units. The subscriber provides an irrevocable letter of credit as security for a line of credit that the Company has secured with a local bank. The letter of credit must be in an amount equal to $.50 per unit. In exchange for this, the subscriber has the option to purchase shares of the Company stock at $.50 per share anytime during the term that the letter of credit is provided as security for the line of credit. This private offering commenced August 21, 2000 and expires November 30, 2000, unless extended. As of November 14, 2000, the Company had sold 1,600,000 units and had received letters of credit for $800,000.

On August 25, 2000, the Company executed a promissory note with a local bank. This note evidences a revolving line of credit with a principal amount of $1,000,000. The interest is variable at one percentage point over bank prime. Payment terms call for monthly interest payments plus payment in full of any outstanding advances on August 15, 2001. This note is secured by various irrevocable letters of credit as provided from the private placement described above.

     The Company closed a private offering on May 31, 2000 made under a Private Offering Memorandum dated February 17, 2000 for Travel Dynamics, Inc. (the "February Offering"). The February Offering was for a minimum of 200,000 and a maximum of 1,200,000 units (each unit consisting of 1 share of common stock, $.001 par value and 1 warrant). The Private Offering Memorandum for the February Offering misstated the potential dilution at 61% per share. An error in the calculation was identified and the properly stated dilution per share should have been at 87%. When the February Offering closed, the Company had raised $735,000.

     Due to the misstatement of the dilution per share in the Private Offering Memorandum for the February Offering, the Company plans to conduct a recission offering to the investors who purchased units under the February Offering. The proposed recission offering would allow any and all investors to elect to receive a refund for units purchased thereunder. The Company cannot predict the probability of any or the number of potential investor refunds. The Company estimates that any return of investor funds will be made over a 90-day period under the terms of the rescission.

Item 5.  Other Information

     During the quarter, three directors joined the Company and were each granted 100,000 stock options. These options vest as follows: 25,000 immediately and 25,000 vest each year on the anniversary date of the director joining the Company. The exercise price of these options was the average closing price of the stock for the five days immediately prior to the grant date, or $.875 per share.

     There were also 45,000 options granted to an employee under the Travel Dynamics Incentive Stock Option Plan pursuant to the employee beginning employment with the Company. The options are exercisable at $.813 per share, the fair market value of the Company's common stock on the date of grant and vest over a three-year period based on anniversary date.

     During this quarter, the composition of the Board of Directors changed as follows:
Brian Service resigned as a board member, Managing Director, Secretary and Treasurer. James Solomon, Michael Nelson and Thomas Murphy joined the board. The resulting composition of the board, as of September 30, 2000, includes James Piccolo, Chairman; James Solomon, Managing Director; Michael Nelson, Director; Thomas Murphy, Director; Thomas Dennis, Director and Thomas Vergith, Director.


Item 6.  Exhibits and Reports on Form 8-k

I. Consolidated Financial Statements:

      The Company's condensed Consolidated Financial Statements for the quarter ending September 30, 2000 as attached and incorporated.

II.  List of Exhibits:

     Exhibit Number      Description

      Exhibit 3(a)             Restated Articles of Incorporation
of the Company incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 2000.

      Exhibit  3(b)             Certificate of Amendment  to  the
Company's Articles of Incorporation incorporated by reference to the Company's Form 10-KSB/A for the fiscal year ended June 30, 1998 and filed October 23, 1998.

     Exhibit 3(c)             Bylaws of the Company, incorporated
by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

      Exhibit 10(a) Private Offering Memorandum for Travel Dynamics, Inc. of up to 1,200,000 units (each unit consisting of 1 share of common stock, $.001 par value and 1 warrant) incorporated by reference to the Company's Form 10-QSB for the nine-months ended March 31, 2000.

      Exhibit 10(b) Private Offering Memorandum for Travel Dynamics, Inc. of up to 3,000,000 units (each unit consisting of 1 warrant for one share of common stock and a commitment fee) in exchange for irrevocable letters of credit.

      Exhibit 10(c)            Promissory Note by the Company  in
favor of Community National Bank of Arizona dated August 25, 2000 for the principal amount of $1,000,000.


III. REPORTS ON FORM 8-K:

The Company has not filed any 8-K report forms during the three months ended September 30, 2000.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      TRAVEL DYNAMICS, INC.


Date:  November 20, 2000   By  /S/  James Piccolo
                              -----------------------------------
                              James Piccolo
                              President, Chief Executive Officer
                              and Director



Date: November 20, 2000    By  /S/  Richard Miller
                              ------------------------------------
                              Richard Miller
                              Chief Financial Officer, Secretary,
                              Treasurer

                         TRAVEL DYNAMICS, INC.


         INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Condensed Consolidated Balance Sheet - September 30, 2000 (Unaudited)     F-1

Condensed Consolidated Statements of Operations for the Three
   Months Ended September 30, 2000 and 1999 (Unaudited)                   F-2

Condensed Consolidated Statements of Cash Flows for the Three Months
   Ended September 30, 2000 and 1999 (Unaudited)                          F-3

Notes to Condensed Consolidated Financial Statements                      F-4

                         TRAVEL DYNAMICS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEET


                                                   September 30,  June 30,
                                                        2000        2000
                                                     ----------  ----------
                                                     (Unaudited)
                                ASSETS
Current Assets
  Cash and cash equivalents                          $   39,934  $  373,697
  Other receivables                                      17,461      26,589
  Inventory                                             236,093     284,584
  Prepaid sales commissions and seminar costs           955,579   1,408,509
  Other current assets                                   61,648      61,822
                                                     ----------  ----------
     Total Current Assets                             1,310,715   2,155,201
                                                     ----------  ----------
Property and Equipment
  Leasehold improvements                                265,704     265,704
  Office equipment                                      395,728     387,883
  Software for internal use                             160,396     159,296
  Website in process                                    347,800     323,650
                                                     ----------  ----------
  Total property and equipment                        1,169,628   1,136,533
                                                     ----------  ----------
  Less accumulated depreciation                        (176,189)   (137,296)
     Net Property and Equipment                         993,439     999,237
                                                     ----------  ----------
Other Assets
  Trademarks, net of $1,841 and $1,578
   accumulated amortization                               3,418       3,681
  Marketing master database, net of $49,024
   and $43,132 accumulated amortization                  68,633      74,516
  Video production costs, net of $19,115
   and $9,330 accumulated amortization                   59,229      69,014
  Investments in certificates of deposit                 82,554      80,000
  Other long-term assets                                 88,588      88,988
                                                     ----------  ----------
     Total Other Assets                                 302,422     316,199
                                                     ----------  ----------
Total Assets                                         $2,606,576  $3,470,637
                                                     ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Trade accounts payable                             $  787,542  $  755,794
  Accrued liabilities                                   489,337     343,381
  Deferred sales revenues                             1,678,846   2,227,515
  Notes payable - related party                         250,000     100,000
  Line of credit                                         99,536           -
  Deferred lease incentive - current portion             40,454      40,454
                                                     ----------  ----------
     Total Current Liabilities                        3,345,715   3,467,144
                                                     ----------  ----------
Long Term Liabilities
  Convertible notes payable                             517,728     587,728
  Deferred lease incentive - long-term portion          117,990     128,103
                                                     ----------  ----------
     Total Long Term Liabilities                        635,718     715,831
                                                     ----------  ----------
Stockholders' Deficit
  Common stock -$0.001 par value; 50,000,000
   shares authorized; 5,911,080 and 5,790,080
   shares issued and outstanding                          5,911       5,790
  Additional paid-in capital                          1,676,764   1,601,285
  Unearned compensation                                       -      (9,769)
  Accumulated deficit                                (3,057,532) (2,309,644)
                                                     ----------  ----------
     Total Stockholders' Deficit                     (1,374,857)   (712,338)
                                                     ----------  ----------
Total Liabilities and Stockholders' Deficit          $2,606,576  $3,470,637
                                                     ==========  ==========

See the accompanying notes to condensed consolidated financial statements.

                         TRAVEL DYNAMICS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                     For the Three Months
                                                      Ended September 30,
                                                       2000         1999
                                                    -----------  -----------

Sales                                               $ 2,013,825  $ 1,417,485

Cost of Sales                                         1,710,919      580,733
                                                    -----------  -----------
Gross Profit                                            302,906      836,752
                                                    -----------  -----------
Expenses
  Selling, general and administrative expense         1,029,560      740,658
  Interest expense                                       21,234       81,206
                                                    -----------  -----------
  Total Expenses                                      1,050,794      821,864
                                                    -----------  -----------
Net Income (Loss)                                   $  (747,888) $    14,888
                                                    ===========  ===========

Basic Earnings (Loss) Per Common Share              $     (0.13) $      0.00
                                                    ===========  ===========
Diluted Earnings (Loss) Per Common Share            $     (0.13) $      0.00
                                                    ===========  ===========

See the accompanying notes to condensed consolidated financial statements.

                         TRAVEL DYNAMICS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                    For the Nine Months
                                                     Ended September 30,
                                                      2000        1999
                                                    ----------  ----------
Cash Flows From Operating Activities
  Net income (loss)                                 $ (747,888) $   14,888
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
     Depreciation and amortization                      44,710      17,616
     Compensation relating to common stock,
      options and debentures granted                     9,769      13,911
     Interest expense relating to beneficial
      conversion feature                                     -      63,250
     Changes in operating assets and liabilities:
       Other receivables                                 9,128    (131,560)
       Prepaid sales commissions and seminar costs     452,930     (41,075)
       Inventory                                        48,491      27,396
       Other current assets                                175    (116,350)
       Accounts payable                                 31,748     (88,593)
       Accrued liabilities                             145,956     123,138
       Deferred sales revenue                         (548,669)    (20,838)
                                                    ----------  ----------
     Net Cash and Cash Equivalents Used In
        Operating Activities                          (553,650)   (138,217)
                                                    ----------  ----------
Cash Flows From Investing Activities
  Payments to purchase property and equipment
   and intangible assets                               (33,095)    (84,292)
  Increase in other assets                              (2,154)          -
                                                    ----------  ----------
     Net Cash and Cash Equivalents Used In
      Investing Activities                             (35,249)    (84,292)
                                                    ----------  ----------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                 5,600           -
  Proceeds from issuance of notes payable                    -     250,000
  Proceeds from related party note payable             150,000           -
  Proceeds from line of credit                          99,536           -
                                                    ----------  ----------
     Net Cash and Cash Equivalents Provided
        By Financing Activities                        255,136     250,000
                                                    ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents  (333,763)     27,491

Cash and Cash Equivalents at Beginning of Period       373,697     174,018
                                                    ----------  ----------
Cash and Cash Equivalents at End of Period          $   39,934  $  201,509
                                                    ==========  ==========

Supplemental Cash Flow Information
  Interest paid                                     $   22,127  $    2,721

Non-Cash Investing and Financing Activities
     Conversion of notes payable into common stock  $   70,000  $        -

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of June 30, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended June 30, 2001.

NOTE 2 - BUSINESS CONDITION

As of September 30, 2000, the Company has negative working capital of $2,035,000 and a stockholders' deficit of $1,374,857. The Company also experienced a net loss of $747,888 for the three months ended September 30, 2000. As a result of these conditions, the Company may be unable to sustain operations or meet its obligations. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital. Management has been able to raise additional financing through a line of credit loan from a bank to the extent that collateral is deposited by potential investors as explained further in Note 7. As of September 30, 2000, the Company received collateral deposits from investors of $100,000 and additional subscriptions from investors for $150,000. Subsequent to September 30, 2000, the Company received additional deposits from investors of $550,000. In addition, Management plans to obtain subscriptions for an additional $200,000 from investors. As a result of collateral deposits received, the Company borrowed $99,536 under the line of credit loan, as of September 30, 2000. Management's plans also include improving the profitability of its operations. The improvement of the Company's financial condition is ultimately based upon obtaining profitable operations. There is no assurance the additional financing or profitable operations will be realized.

NOTE 3 - COMMON STOCK

During the three months ended September 30, 2000 and 1999, respectively, $70,000 and $20,000 of convertible debentures were converted into 70,000 and 20,000 shares of common stock respectively, at the exercise price of $1.00 per share for a total of $70,000 and $20,000, respectively. During the three months ended September 30, 2000, 41,000 shares of common stock were issued from the exercise of stock options at $0.10 per share. Total proceeds received was $4,100.

NOTE 4 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in computing earnings per share for the three months ended September 30, 2000 and 1999 and the effect on income and weighted average number of shares of dilutive potential common stock:

                                                  For the Three Months Ended
                                                         September 30,
                                                     ----------------------
                                                        2000       1999
                                                     ----------  ----------
     Net income (loss) used in basic earnings per    $  747,888  $   14,888
                                                     ==========  ==========
     Weighted average number of common shares
        used in basic earnings per shares             5,866,884   4,342,080
     Incremental shares from assumed conversion
        of stock options                                      -   1,034,256
                                                     ----------  ----------
     Weighted average number of common shares and
        dilutive potential common shares used in
        dilutive earnings per share                   5,866,884   5,376,336
                                                     ==========  ==========

The weighted average number of common shares used in the computation for basic and diluted loss per share for the three months ended September 30, 2000 does not include options of 2,040,000, assumed conversion 517,728 convertible debentures, and warrants of 1,003,500 shares of common stock because their effects would be antidilutive.

The incremental shares from assumed conversion of 10% convertible debentures into 677,722 common shares have not been included in the weighted average number of common shares and dilutive potential common shares for the three months ended September 30, 1999 as they were antidilutive.

NOTE 5 - STOCK OPTIONS

In August 2000, the Company granted options to purchase 45,000 shares of common stock to an employee. These options had an exercise price of $0.813, which was equal to the fair value of the Company's common stock on the date of issuance. These options vest through August 2003.

In August 2000, the Company granted options to purchase 300,000 shares of common stock to three directors. These options had an exercise price of $0.875, which was equal to the fair value of the Company's common stock on the date of issuance. These options vest through August 2003.

During the three months ended September 30, 2000, 51,000 in stock options were exercised (10,000 from an employee, 25,000 from a board member, and 16,000 from a consulting firm). Total proceeds received was $5,600. The weighted average exercise price of the options exercised was $0.11.

After taking into effect the above option issuances, the Company has 2,040,000 options outstanding.

NOTE 6 - LINE OF CREDIT AND PRIVATE PLACEMENT

Line of Credit Loan - In August 2000, the Company entered into a $1,000,000 line of credit loan from a bank. Under the terms of the line of credit facility, the Company may borrow amounts equal to the amount of collateral provided through either letters of credit or deposits made by third party investors with the bank. The collateral is being provided through a private placement offering of warrants as explained below. The line of credit bears interest at the bank's prime interest rate plus 1%. The outstanding balance under the line of credit loan is due on August 15, 2001. Upon exercise of the warrants by the investors, the line of credit loan is reduced by the amount received from the exercise of the warrants. Upon exercise of the warrants, the letter of credit will be released as collateral on the loan. The outstanding balance of the line of credit loan may not exceed the aggregate amount of the collateral held by the bank. In the event of default by the Company, the bank has the right to apply the amount of the collateral against the loan. As of September 30, 2000, $99,536 had been borrowed under the line of credit facility.

Private Placement Offering -- In August 2000, the Company started a private placement offering of warrants to purchase common stock to investors. Under the terms of the offering, the Company will issue up to 3,000,000 warrants in units of 100,000 warrants to purchase 100,000 shares of common stock at $0.50 per share for a period through August 15, 2001, in exchange for the investor providing either a letter of credit or a deposit for $50,000 to a bank under the line of credit facility explained above. In the event of default by the Company, the bank has the right to apply the collateral against the loan as explained above. In the event of default, the investor's only recourse against the Company will be to exercise the warrants in the amount of the letter of credit according to the terms of the warrants. The investor may exercise its warrants by either a cash payment to the Company for the exercise price or in exchange for the amounts drawn on and paid by the investor under its letter of credit. The offering expires November 30, 2000. As of September 30, 2000, the Company had sold 200,000 units and had received letters of credit for $100,000 with $99,536 applied to the line of credit at the bank.

NOTE 7 - SUBSEQUENT EVENTS

Issuance of Stock - During the quarter ended September 30, 2000, the Company entered into an agreement with an outside third party for the development of graphics and animation portions of website development. The terms of this agreement provide compensation comprising of an initial deposit of $24,500, the issuance of 60,000 shares of restricted common stock valued at $0.50 per share, and the balance payable in cash based upon project completion deadlines. The shares of restricted stock were issued subsequent to September 30, 2000.

Stock Options Issued - Subsequent to September 30, 2000, a director joined the Company and was granted 100,000 stock options. These options vest as follows: 25,000 vest immediately and 25,000 vest each year on the anniversary date of the director joining the Company. The options are exercisable at $1.00 per share, the fair market value of the Company's common stock on the date of grant.

Related Party Notes Payable - Subsequent to September 30, 2000,
$50,000 of related party notes payable were converted to the private placement offering associated with the line of credit loan discussed in Note 7.

Anticipated Acquisition - The Company's acquisition of Columbus Companies, Inc. is anticipated to be completed on November 2000. The terms of this acquisition provide for the Company to acquire all the issued and outstanding shares of Columbus Companies, Inc., as a wholly-owned subsidiary, currently held by the shareholders, solely in exchange for 750,000 voting shares of the common stock of the Company, par value $0.001 per share.

Line of Credit Loan and Private Placement Offering - Subsequent to September 30, 2000, an additional 1,400,000 units had been sold in connection with the private placement offering started in August 2000, resulting in $700,000 in additional letters of credit. As of November 14, 2000, the Company had sold 1,600,000 units and had received letters of credit for $800,000 for collateral on the line of credit. As of November 14, 2000, the Company had borrowed $275,000 under the line of credit facility.

Note Payable - In October 2000, the Company entered into a promissory note with an unrelated third party. The note is for $150,000 with annual interest at 18% with principal and interest payable at the end of the twenty-four month term.