Form 10-Q
period 2000-12-31
TRAVEL DYNAMICS INC
filed 2001-02-20
CIK 831904

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          FORM 10-Q
                         (Mark One)

[ X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
]   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31,
   2000
                                OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
   ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____N/A_________ to _____________

Commission file number 33-21239

                        TRAVEL DYNAMICS, INC
 (Exact name of small business issuer as specified in its charter)

            NEVADA                            810462569
------------------------------    ---------------------------------
State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

4150 North Drinkwater Boulevard, Fifth Floor, SCOTTSDALE, AZ  85251
-------------------------------------------------------------------
              (Address of principal executive offices)

                           (480) 949-9500
        ----------------------------------------------------
        (Registrant's telephone number, including area code)

                           Not applicable
  ---------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter periods that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X
No

            APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of February 14, 2001, approximately 6,786,080 shares of common stock ($.001 par value) were outstanding.

                PART I. Financial Information

Item 1.  Financial Statements (Unaudited)

     The condensed Consolidated Financial Statements of
Travel Dynamics, Inc. for the six-month period ending
December 31, 2000 are unaudited and are attached and incorporated by this reference as Item 1.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     Certain statements in this 10-QSB including, without limitation, information set forth under Item 2 entitled `Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including, without limitation, statements regarding the Company's expectations, beliefs, estimates, intentions, and strategies about the future. Words such as, "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements, but their absence does not mean that the statement is not forward-looking. The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so.

     Forward-looking statements in this 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's shareholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements and are not guarantees of future performance. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such future results are based upon management's best estimates of current conditions and the most recent results of operations. Such information contained in such statements is difficult to predict; therefore actual results may differ materially from those expressed or forecasted. The forward-looking statements made herein are only made as of the date of this 10-QSB, unless otherwise expressly stated, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes contained in Item 1 hereof.

     Wherever in this discussion the term "Company" is used, it should be understood to refer to Travel Dynamics, Inc. ("TDI") and its wholly owned subsidiaries, Tru Dynamics, Inc., Columbus Companies, Inc., and TruWellness, on a consolidated basis, except where the context clearly indicates otherwise. The Company's December 31, 2000 unaudited condensed consolidated financial statements include the acquisition of Columbus Companies, Inc. on November 17, 2000 and the creation of Tru Wellness on December 20, 2000. Tru Wellness has not commenced sales activities so no revenues have been reported for this subsidiary.

                           General

     The Company is an educational and lifestyle marketing company with growing emphasis on global electronic commerce. The Company distributes its educational and lifestyle products through independent sales associates (ISAs) and through the Internet. The Company's products are designed to educate and support individuals in the development of
income sources for home-based businesses.    Products
include discount travel packages, tax products, e-commerce sites, and educational and business building seminars.

     On November 17, 2000, the TDI completed the acquisition of Columbus Companies, Inc., a full service travel agency co-founded by a nationally syndicated radio personality known as the "travel guru". Columbus is recognized for its ability to source highly discounted travel packages, "killer travel deals", from major suppliers. The Columbus acquisition offers the Company's ISAs a variety of highly discounted travel packages for resale. Columbus provides a monthly electronic travel newsletter with weekly updates that ISAs can offer free to their permission marketing customers (PMCs).

     For the first two quarters of this fiscal year, the Company undertook the conversion of its entire marketing model into an e-commerce business model to take advantage of the explosive growth of the Internet and to create a business model that will be the basis for anticipated
international growth and expansion.   As part of this model,
the Company announced its new corporate website on November 20, 2000. The site features online shopping with over 750 stores, discount travel packages, and online air, hotel and car rental bookings. The website also provides individual site representation for the Company's ISAs with a secure business management section where they can view sales and commission reports, communicate with team members and utilize various business tools.

     In December 2000, the Company incorporated a new, wholly-owned subsidiary in South Korea, Tru Wellness. Tru
Wellness will distribute nutritional supplements, quality personal care products, and Internet and communications products and services. Tru Wellness received all necessary regulatory approvals to begin doing business as a multi-level marketing company in South Korea in February 2001.
Tru Wellness has not commenced sales activities so no revenues have been reported for this subsidiary.

     The introduction of the Company into the international arena may make the Company more vulnerable to unstable international political conditions, foreign trade regulations, and currency exchange rate fluctuations which may adversely impact earnings.

                    Results of Operations

  Comparison of Three Month Periods Ended December 31, 2000
    and December 31, 1999

     Net revenues for the three months ended December 31, 2000 and 1999 were $1,041,329 and $1,943,057, respectively, which is a decrease of $901,728 or approximately 46%.

     The principal reason for this decrease is the deferment of $635,917 in revenues from the Company's Executive Conference Experience. The Company sells various marketing, training and motivational seminars which are historically held during the same month each year. One of the largest of these seminars, the Executive Conference Experience, is held twice a year, in November and in June. With the introduction of the Company's new permission marketing program in September 2000, a decision was made to move the Executive Conference to June 2001 in order to allow the Company's ISAs to capitalize on the momentum created by the new program.

     For the first two quarters of this fiscal year, the Company undertook the conversion of its entire marketing model into an e-commerce business model to take advantage of the explosive growth of the Internet and to create a business model that will be the basis for international growth and expansion. Although some disruption in business was anticipated as a result of this conversion, this change was essential to the overall growth of the Company and to its expansion plans. The Company expects increased sales activity and improving net results over the next several quarters.

      Gross margin for the three months ended December 31, 2000 was 62% and represents an increase of 42% in the gross margin percentage as compared to the three months ended December 31, 1999. This increase in gross margin results from the recognition of a senior conference during this quarter; increased sales of e-commerce sites which have lower associated costs than those of many of the Company's other products; and the acquisition of Columbus Companies which, due to the nature of the travel business, has minimal costs associated with its income.

      Selling and general and administrative expenses for the three months ended December 31, 2000 and 1999 were $1,277,633 and $793,238, respectively, which represents an increase of $484,395, or 61%. The increase primarily relates to the addition of personnel and systems for the in-house creation and maintenance of the Company's new e-commerce business model and for the infrastructure necessary to support the Company's anticipated expansion.

      The Company's interest expense for the three months ended December 31, 2000 and 1999 was $501,517 and $16,305, respectively. This increase is primarily attributable to the interest expense associated with the last completed private placement offering during the six months ended December 31, 2000. The Company is required to recognize as interest expense the difference between the $.50 per share conversion price for the warrants to be converted into the Company's common stock and the restricted stock value per share of the Company's stock on the day the warrants were granted. The Company recognized $453,538 of interest expense due to the beneficial conversion feature of the warrants. An additional $47,979 was attributable to interest accrued on the line of credit and notes payable during the three months ended December 31, 2000.

      The net results of operations for the three months ended December 31, 2000 and 1999 was $1,134,753 net loss and $42,459 net income, respectively, which represents a decrease in net results of $1,177,212. As discussed above, the decrease in net income for this period is attributable to the recognition of interest expense from the beneficial conversion feature of warrants associated with the last completed private placement offering, the deferment of the Executive Conference Experience, costs associated with the implementation of the new e-commerce model, and expenses related to creation of the new wholly-owned subsidiary, Tru Wellness, in South Korea. All of these expenses have been necessary to the positioning of the Company for future growth and expansion. The Company expects to see increased sales activity and improved net results in the next several quarters.

 Comparison of Six Month Periods Ended December 31, 2000 and
         December 31, 1999

     Net revenues for the six months ended December 31, 2000 and 1999 were $3,055,154 and $3,360,944, respectively, which is a decrease of $305,790 or approximately 9%. This decrease is primarily due to the deferment of the Executive Conference Experience historically held in November 2000 to June 2001. Deferred revenues for this conference were $635,917 as of November 2000.

      Gross margin for the six months ended December 31, 2000 was 31% and represents a decrease of 37% in the gross margin percentage as compared to the six months ended December 31, 1999. This decrease in gross margin results primarily from a change in the way the Company collects the price of its seminars. During 1999, the Company collected only the wholesale price of seminars from its Independent Sales Associates (ISAs). On January 1, 2000, the Company began collecting the full price of seminar tickets and paying ISAs the difference between the full price of the ticket collected and the wholesale ticket price. This change in payments results in a reduction of gross margin overall but has no effect on gross profit generated for each sale. In November 1999, the Dynalevel leadership bonus plan was introduced. This plan rewards the ISAs for their leadership efforts by paying them for the efforts of their sales organization. With the introduction of this compensation plan, wholesale seminar prices were increased by the amount of Dynalevel bonus attributed to each seminar. This resulted in a decrease in the gross margin for the last two months of 1999, but no change in gross profit generated for each sale.

      Selling and general and administrative expenses for the six months ended December 31, 2000 and 1999 were $2,307,193 and $1,499,348, respectively, which represents an increase of $807,845, or 54%. The increase primarily relates to the addition of personnel and systems for the in-house creation and maintenance of the Company's new e-commerce business model and for the infrastructure necessary to support the Company's anticipated expansion.

      The Company's interest expense for the six months ended December 31, 2000 and 1999 was $522,751 and $97,511, respectively. This increase is primarily attributable to the interest expense associated with the last completed private placement offering during the six months ended December 31, 2000. The Company is required to recognize as interest expense the difference between the $.50 per share price for the conversion of the warrants to the Company's common stock and the restricted stock value per share of the Company's stock on the day the warrants were granted. The Company recognized $453,538 of interest expense due to the beneficial conversion feature of the warrants. An additional $69,213 was attributable to interest on the line of credit and notes payable during the six months ended December 31, 2000.

      The net result of operations for the six months ended December 31, 2000 and 1999 was $1,882,641 net loss and $57,347 net income, respectively, which represents a decrease in net income of $1,939,988. As discussed above, the decrease in net income for this period is attributable to the recognition of interest expense due to the beneficial conversion feature of warrants associated with the last completed private placement offering, the deferment of the Executive Conference Experience, costs associated with the implementation of the new e-commerce model, and expenses related to creation of the new wholly-owned subsidiary, Tru Wellness, in South Korea. All of these expenses have been necessary to the positioning of the Company for future growth and expansion. The Company expects to see increased sales activity and improved net results in the next several quarters.

               Liquidity and Capital Resources

      The Company's source of cash has been provided by cash flow from operations, $1,095,000 in notes payable, and $799,536 from a line of credit secured by investor letters of credit issued in accordance with the Company's private placement offering. The Company believes that its cash and cash equivalents, cash flow from operations and cash flows from financing activities will be sufficient to fund its working capital needs over the next 12 months.

      Tru Wellness was created on December 20, 2000 and has not commenced sales activities. Sales are anticipated to begin in the fourth quarter of the Company's fiscal year.

      In December, 2000, the Company entered into promissory notes with related parties totaling $750,000. The Company's principal need for these funds is for the development of the Korean market, related technology development and working capital. Tru Wellness is expected to begin sales activities in the Company's fourth quarter.

      Operating activities for the six months ended December 31, 2000 and December 31, 1999 used $1,782,460 and provided $151,047 respectively. The decline in cash generated from operating activities was anticipated with the Company's conversion of its marketing model to an e-commerce business model. This change included adding additional systems and infrastructure to handle rapid growth and international expansion. Additional expenses were also incurred in the creation of Tru Wellness.

      Expenditures for property and equipment totaled
$39,448 and $170,084 for the six months ended December 31,
2000 and December 31, 1999, respectively.    Expenditures
for the six months ended December 31, 2000 is comprised of
computer equipment and related items for website
development.   Expenditures for the six months ended
December 31, 1999 included $125,228 in office equipment, related to the Company's move into new, larger offices and $44,856 in software for internal use.

                     Plan of Operations

      Management estimates that the cash flows from operations over the next 12 months coupled with the proceeds from the private placement offering of warrants commencing January 7, 2001 will be sufficient to continue the Company's operations and to cover its operational expenses. Nevertheless, the Company reserves the right to raise additional proceeds or incur debt or take such other actions to expand or sustain its operations. However, as of the fiscal quarter ended December 31, 2000, the Company did not specifically anticipate raising any additional funds through debt or equity offerings of securities, except in connection with the private placement offering commencing on January 7, 2001.

      The Company currently is engaged in a Rule 506 Private Placement consisting of one warrant for the purchase of one share of common stock at $.50 per share. This private placement is for a maximum of 3,000,000 warrants ($1,500,000) and a minimum of 400,000 warrants ($200,000).
The minimum subscription is $50,000 for 100,000 warrants. The offering is set to close on June 30, 2001, unless otherwise extended to July 31, 2001. If fully sold, it will constitute 31% of outstanding shares of the Company's common stock in the event of the maximum offering and 6% in the event of the minimum offering. The Investor may pay cash or issue an Irrevocable Letter of Credit for the equivalent purchase price of the warrants. The Company will use the Letters of Credit as security for a line of credit that the Company has established with a local bank.

        The Company has converted its entire marketing model into an e-commerce business model to take advantage of the explosive growth of the Internet and to create a business model that will be the basis for international growth and expansion.

      The Company has incorporated a new, wholly-owned subsidiary, Tru Wellness, in South Korea which will distribute nutritional supplements, quality personal care products, and Internet and communications products and services. Regulatory licenses were granted in February
2001.

      The historical background and general description of business is more particularly set out in the last filed Form 10-KSB Report for the Company, which was filed during September 2000. A copy of this filing or other filings to date under the Securities Act of 1934 by the Company will be made available by the Company to any shareholder requesting the same, or to other interested parties.

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

                 PART II.  Other Information

Item 1.  Legal Proceedings

     During the three months ended December 31, 2000, a lawsuit was filed by a former employee of the Company. The individual claims wrongful termination of employment and is suing for an unspecified amount of monetary damages for unpaid wages, loss of health insurance, and loss of stock options. The Company intends to vigorously defend against the claims and believes it has adequate defenses that the individual resigned and the lawsuit has no merit. The lawsuit is in preliminary stages; therefore, no estimation of a possible loss, if any, can be made at this time.

Item 2.  Changes in Securities and Use of Proceeds.

     During the three months ended December 31, 2000, the Company issued 20,000 shares of common stock, $.001 par value, upon conversion of convertible debentures in reliance upon Section 3(a)(9) of the Securities Act. The convertible debentures were originally issued in connection with an offering by the Company conducted from April 1999 through June 30, 1999, described in greater detail in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Plan of Operations" in the Company's 10KSB Report for the fiscal year ended June 30, 1999, filed December 1999 and incorporated herein by reference.

     On November 17, 2000 the Company completed the acquisition of Columbus Companies, Inc. The terms of the acquisition provided that the Company acquire all issued and outstanding shares of Columbus Companies, as a wholly-owned subsidiary, held by the Shareholders solely in exchange for 750,000 voting shares of the common stock of the Company, par value $.001 per share under Section 4(2) of the Securities Act of 1933.

Item 5.  Other Information

     Change of Name. The Company would anticipate completing a change of name to Tru Dynamics International, Inc. during the third quarter of its fiscal year. The
Company believes that the name change, as may be adopted, would more clearly reflect the Company's current business activities.

Item 6.  Exhibits and Reports on Form 8-K

     (1)  The attached unaudited Condensed Consolidated Financial
       Statements for the period ended December 31, 2000, are attached and incorporated at Part 1.

     (2)  The company made no 8-K Filings in the quarter ending
       December 31, 2000.

     OTHER EXHIBITS

     10.1 Agreement and Plan of Reorganization for the Acquisition of Columbus Companies, Inc.

     10.2  Promissory Notes


                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              -------------------------------
                              (Registrant)


                               /s/  James Piccolo
Date:  February 20, 2001      -------------------------------
                              James Piccolo
                              President, CEO and Director


Date:  February 20, 2001      /s/  Sonya Lee
                              ------------------------------
                              Sonya Lee
                              Chief Accounting Officer

                      TRAVEL DYNAMICS, INC.


      INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page

Condensed Consolidated Balance Sheets -
  December 31, 2000 and June 30, 2000 (Unaudited)           F-1

Condensed Consolidated Statements of Operations and
  Comprehensive Income (Loss) for the Three and Six
  Months Ended December 31, 2000 and 1999 (Unaudited)       F-3

Condensed Consolidated Statements of Cash Flows for
  the Three and Six Months Ended December 31, 2000
  and 1999 (Unaudited)                                      F-4

Notes to Condensed Consolidated Financial Statements        F-6

                         TRAVEL DYNAMICS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                ASSETS
                                                 December 31,       June 30,
                                                        2000           2000
                                                  ----------     ----------
Current Assets
  Cash and cash equivalents                       $  420,108     $  373,697
  Trade accounts receivable, no allowance
    for doubtful accounts                             37,909              -
  Other receivables                                   84,092         26,589
  Inventory                                          245,104        284,584
  Prepaid sales commissions and seminar costs      1,424,238      1,408,509
  Other current assets                               152,915         61,822
                                                  ----------     ----------
     Total Current Assets                          2,364,366      2,155,201
                                                  ----------     ----------
Property and Equipment
  Leasehold improvements                             265,704        265,704
  Office equipment                                   426,077        387,883
  Software for internal use                          160,396        159,296
  Website in process                                 347,800        323,650
                                                  ----------     ----------
     Total Property and Equipment                  1,199,977      1,136,533
  Less: accumulated depreciation                    (210,602)      (137,296)
                                                  ----------     ----------
     Net Property and Equipment                      989,375        999,237
                                                  ----------     ----------
Other Assets
  Trademarks, net of $2,103 and $1,578
    accumulated amortization                           3,155          3,681
  Marketing master database, net of $54,907
    and $43,132 accumulated amortization,
    respectively                                      62,750         74,516
  Video production costs, net of $28,899 and
  $9,330 accumulated amortization, respectively       64,430         69,014
  Investments in certificates of deposit              82,554         80,000
  Goodwill, net of $19,422 accumulated
    amortization                                     768,236              -
  Other long-term assets                              84,000         88,988
                                                  ----------     ----------
     Total Other Assets                            1,065,125        316,199
                                                  ----------     ----------
Total Assets                                      $4,418,866     $3,470,637
                                                  ==========     ==========

See the accompanying notes to condensed consolidated financial statements.
/F-1/


                         TRAVEL DYNAMICS, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                              (Unaudited)

                                                 December 31,       June 30,
                                                        2000           2000
                                                  ----------     ----------

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Trade accounts payable                          $  682,269     $  755,794
  Accrued liabilities                                334,517        343,381
  Deferred sales revenues                          2,086,285      2,227,515
  Related party notes payable                        270,000        100,000
  Revolving credit note payable                      799,536              -
  Notes payable - current portion                    750,000              -
  Capital lease obligation - current portion          13,147              -
  Deferred lease incentive - current portion          40,454         40,454
                                                  ----------     ----------
     Total Current Liabilities                     4,976,208      3,467,144
                                                  ----------     ----------
Long Term Liabilities
  Notes payable - long-term portion                  647,728        587,728
  Capital lease obligation - long-term portion        15,841              -
  Deferred lease incentive - long-term portion       107,876        128,103
                                                  ----------     ----------
     Total Long Term Liabilities                     771,445        715,831
                                                  ----------     ----------
Stockholders' Deficit
  Common stock -$0.001 par value; 50,000,000
    shares authorized; 6,786,080 and 5,790,080
    shares issued and outstanding                      6,786          5,790
  Additional paid-in capital                       2,856,027      1,601,285
  Unearned compensation                                    -         (9,769)
  Accumulated deficit                             (4,192,285)    (2,309,644)
  Cumulative foreign currency translation
    adjustment                                           685              -
                                                  ----------     ----------
     Total Stockholders' Deficit                  (1,328,787)      (712,338)
                                                  ----------     ----------

Total Liabilities and Stockholders' Deficit       $4,418,866     $3,470,637
                                                  ==========     ==========

See the accompanying notes to condensed financial statements.

/F-2/

                         TRAVEL DYNAMICS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    AND COMPREHENSIVE INCOME (LOSS)
                              (Unaudited)

                                For the Three Months            For the Six Months
                                  Ended December 31,            Ended December 31,
                              --------------------------    --------------------------
                                     2000           1999           2000           1999
                              -----------    -----------    -----------    -----------
Revenues                      $ 1,041,329    $ 1,943,057    $ 3,055,154    $ 3,360,944
Cost of Revenues                  395,186      1,091,055      2,106,105      1,706,738
                              -----------    -----------    -----------    -----------
Gross Profit                      646,143        852,002        949,049      1,654,206
                              -----------    -----------    -----------    -----------
Expenses
  Selling, general and
  administrative expense        1,277,633        793,238      2,307,193      1,499,348
  Other expense                     1,746              -          1,746              -
  Interest expense                501,517         16,305        522,751         97,511
                              -----------    -----------    -----------    -----------
   Total Expenses               1,780,896        809,543      2,831,690      1,596,859
                              -----------    -----------    -----------    -----------
Net Income (Loss)             $(1,134,753)   $    42,459    $(1,882,641)   $    57,347
                              ===========    ===========    ===========    ===========
Basic Earnings (Loss) Per
  Common Share                $     (0.17)   $      0.01    $     (0.30)   $      0.01
                              ===========    ===========    ===========    ===========
Diluted Earnings (Loss) Per
  Common Share                $     (0.17)   $      0.01    $     (0.30)   $      0.01
                              ===========    ===========    ===========    ===========

Comprehensive Income (Loss):
  Net income (loss)           $(1,134,753)   $    42,459    $(1,882,641)   $    57,347
  Foreign currency
    translation adjustment            684              -            684              -
                              -----------    -----------    -----------    -----------
Comprehensive Income (Loss)   $(1,134,069)   $    42,459    $(1,881,957)   $    57,347
                              ===========    ===========    ===========    ===========


See the accompanying notes to condensed financial statements.

/F-3/


                      TRAVEL DYNAMICS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                 For the Six Months
                                                 Ended December 31,
                                             --------------------------
                                                    2000           1999
                                             -----------    -----------
Cash Flows From Operating Activities
 Net income (loss)                           $(1,882,641)   $    57,347
 Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization                 109,096         56,833
   Loss on disposal of equipment                   1,470              -
   Compensation relating to common stock,
     options and debentures granted               81,019         31,815
   Interest expense relating to beneficial
     conversion feature                          453,538         63,250
   Changes in operating assets and liabilities:
     Trade receivables                            (4,157)             -
     Other receivables                           (46,948)      (163,989)
     Prepaid expenses                            207,136        (44,715)
     Inventory                                    39,480        (31,261)
     Other assets                                (95,039)       (61,578)
     Accounts payable                            (92,823)       (91,815)
     Accrued liabilities                         (64,533)       208,220
     Deferred sales                             (488,058)       126,940
                                             -----------    -----------

Net Cash and Cash Equivalents Provided
  By (Used in) Operating Activities           (1,782,460)       151,047
                                             -----------    -----------
Cash Flows From Investing Activities
 Investment in long-term certificates
   of deposit                                     (2,554)             -
 Payments to purchase property and
   equipment                                     (39,448)      (170,084)
 Payments for video production costs             (14,985)             -
 Decrease in other long-term assets                4,988              -
                                             -----------    -----------

Net Cash and Cash Equivalents Used In
  Investing Activities                           (51,999)      (170,084)
                                             -----------    -----------
Cash Flows From Financing Activities
 Proceeds from issuance of common stock            8,100         11,350
 Proceeds from issuance of notes payable       1,095,000        250,000
 Payments on notes payable                       (25,000)             -
 Proceeds from revolving credit note
   payable                                       799,536              -
 Payments on capital leases                       (1,397)             -
                                             -----------    -----------

Net Cash and Cash Equivalents Provided By
  Financing Activities                         1,876,239        261,350
                                             -----------    -----------
Effect of Exchange Rate Changes on Cash            4,631              -
                                             -----------    -----------

Net Increase in Cash and Cash Equivalents         46,411        242,313

Cash and Cash Equivalents at Beginning of
   Period                                        373,697        174,018
                                             -----------    -----------
Cash and Cash Equivalents at End of Period   $   420,108    $   416,331
                                             ===========    ===========

See the accompanying notes to condensed consolidated financial statements.

/F-4/


                      TRAVEL DYNAMICS, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (Unaudited)

                                                     For the Six Months
                                                      Ended December 31,
                                                  ------------------------
                                                       2000           1999
                                                  ----------     ----------
Supplemental Cash Flow Information
 Cash paid for interest                           $   44,941     $   18,202
                                                  ==========     ==========

Non-Cash Investing and Financing Activities
 Acquisition of Columbus Companies, Inc. with
 common stock                                     $  632,850     $        -
 Conversion of convertible debt to common stock       90,000         60,000
 Satisfaction of payable through sale of
   equipment and settlement of receivable              8,000         10,000
 Forfeiture of unvested stock options                      -          3,720


See the accompanying notes to condensed financial statements.

/F-5/

                       TRAVEL DYNAMICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



NOTE 1 - INTERIM FINANCIAL STATEMENTS

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Travel Dynamics, Inc. and the accounts of its wholly-owned subsidiaries, Tru Dynamics, Inc., Columbus Companies, Inc. and TruWellness-Korea since acquisition (Columbus Companies, Inc.) or inception (TruWellness-Korea). All significant intercompany transactions and balances have been eliminated in consolidation.

Formation of TruWellness-Korea- On December 20, 2000, the Company incorporated TruWellness-Korea in South Korea as a wholly owned subsidiary. TruWellness was formed to distribute nutritional supplements, quality personal care products, and Internet communication products and services in South Korea.

Foreign Currency Translation - The functional currency of Tru Wellness-Korea is the Korean Won. Assets and liabilities of Tru Wellness-Korea are translated into U.S. dollars using the exchange rate at the balance sheet date while sales and expenses are translated using the weighted-average exchange rate during the period. The effect of changes in the exchange rates between the Won and the U.S. dollar have been reported in comprehensive income (loss).

Business Condition - As of December 31, 2000, the Company had negative working capital of $2,611,842 and a stockholders' deficit of $1,328,787. The Company also experienced a net loss of $1,882,641 for the six months ended December 31, 2000. As a result of these conditions, the Company may be unable to sustain operations or meet its obligations and these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital. Management has been able to raise additional financing through notes payable and a line of credit loan from a bank to the extent that collateral is deposited by potential investors as explained further in Note 4. As of December 31, 2000, the Company had received collateral deposits from investors of $800,000. As a result of collateral deposits received, the Company borrowed $799,536 under the line of credit loan, as of December 31, 2000. The Company also obtained additional financing through the issuance of notes payable for $1,095,000. In January 2001, the Company started a private placement offering to raise an additional $1,000,000 (see Note 10). As of February 19, 2001, the Company had received $200,000 as security on the revolving credit note payable. Management's plans also include evaluating the plan of operations and improving the profitability of its operations. The improvement of the Company's financial condition is ultimately based upon obtaining profitable operations. There is no assurance the additional financing or profitable operations will be realized.

/F-6/

                       TRAVEL DYNAMICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 3 - ACQUISITION

Acquisition of Columbus Companies, Inc. - On November 17, 2000, the Company completed the acquisition of Columbus Companies, Inc. The acquisition was accounted for using the purchase method of accounting and was accomplished by the Company issuing 750,000 shares of common stock. The common shares issued were valued at $632,850 or $0.84 per share, based on the market value of the Company's common stock on November 17, 2000. The assets acquired and liabilities assumed were recorded at their fair values with the excess of the purchase price over the net assets acquired of $787,658 allocated to goodwill. Goodwill is being amortized over a five-year period using the straight-line method. The purchase price was allocated to the assets and liabilities as follows:



     Accounts receivable                           $  33,752
     Other receivables                                17,476
     Prepaid sales commissions                       222,865
     Property and equipment                           38,200
     Goodwill                                        787,658
                                                   ---------
     Total assets acquired                         1,099,951
                                                   ---------

     Accounts payable                                 34,219
     Deferred sales revenue                          346,828
     Accrued liabilities                              55,669
     Capital lease obligation                         30,385
                                                   ---------
     Total liabilities assumed                       467,101
                                                   ---------
     Fair value of common stock issued             $ 632,850
                                                   =========

The following pro forma financial information presents the results of operations of the Company as if the acquisition of Columbus Companies, Inc. had occurred on July 1, 1999. The pro forma results have been presented for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

                            For the Three Months           For the Six Months
                             Ended December 31,            Ended December 31,
                         --------------------------    --------------------------
                                2000           1999           2000           1999
                         -----------    -----------    -----------    -----------
Revenues                 $ 1,066,152    $ 2,057,325    $ 3,402,275    $ 3,536,787

Net income (loss)        $(1,297,544)   $       287    $(2,014,375)   $   (74,858)

Basic earnings (loss)
  percommon share        $     (0.19)   $         -    $     (0.29)   $     (0.01)

Diluted earnings (loss)
  per common share       $     (0.19)   $         -    $     (0.29)   $     (0.01)



                       TRAVEL DYNAMICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 4 - NOTES PAYABLE

Related Party Notes Payable - During the six months ended December 31, 2000, the Company issued promissory notes to directors and key employees totaling $145,000, bearing interest at 12%, secured by furniture and computers. The Company had $100,000 of notes payable outstanding to a key employee under the above terms at June 30, 2000. The unpaid balances of the notes are due on demand. $50,000 of these related party notes were converted as letters of credit for the private placement offering associated with the revolving credit note payable discussed above.

Also during the six months ended December 31, 2000, the Company issued $100,000 notes payable, bearing interest at 12%, and issued warrants to purchase 200,000 shares of common stock at $.50 per share, to directors and key employees. Of the $100,000 proceeds, $87,147 was allocated to the notes payable and $12,853 was allocated to the warrants. The Company repaid $25,000 of the notes payable in cash. The Company recognized a discount on related party notes payable for the difference between the $0.50 warrant exercise price and the market value of the Company's stock on the day the warrants were granted, which ranged from $0.55 and $0.57 per share. Since the warrants were immediately convertible to common stock, the Company amortized the entire discount as interest expense on the day the warrants were issued. The Company recognized $12,853 of interest expense for the six months ended December 31, 2000. As of December 31, 2000, the unpaid principal balance of the related party notes payable was $270,000.

Revolving Credit Notes Payable and Private Placement Offering

Revolving Credit Note Payable - In August 2000, the Company entered into a $1,000,000 revolving credit note payable and promissory note from a bank. Under the terms of the revolving credit facility, the Company could borrow amounts equal to the amount of collateral provided through either letters of credit or deposits made by third party investors with the bank. The collateral was provided through a private placement offering of warrants as explained below. The revolving credit note payable bears interest at the bank's prime interest rate plus 1% (10.5% at December 31, 2000). The outstanding balance under the revolving credit note payable is due on August 15, 2001. Upon exercise of the warrants by the investors, the revolving credit note payable will be reduced by the amount received from the exercise of the warrants. Upon exercise of the warrants, the letters of credit will be released as collateral on the note. The outstanding balance of the revolving credit note payable may not exceed the aggregate amount of the collateral held by the bank. In the event of default by the Company, the bank has the right to apply the amount of the collateral against the loan. As of December 31, 2000, $799,536 had been borrowed under the revolving credit facility.

Private Placement Offering - In August 2000, the Company started a private placement offering of warrants to purchase common stock to investors. Under the terms of the offering, the Company could issue up to 3,000,000 warrants purchase of common stock at $0.50 per share for a period through August 15, 2001, in exchange for the investors providing either a letter of credit or a deposit in increments of $50,000 to a bank under the revolving credit facility explained above. In the event of default by the Company, the bank has the right to apply the collateral against the loan as explained above. In the event of default, the investors' only recourse against the Company will be to exercise their warrants in the amount of the letters of credit or the deposits according to the terms of the warrants. The investors may exercise their warrants by either a cash payment to the Company for the exercise price or in exchange for the amounts drawn on and paid by the investors under their letters of credit. The offering initially expired November 30, 2000, but was extended to December 31, 2000. As of December 31, 2000, the Company had issued 1,600,000 warrants and had received letters of credit for $800,000.

/F-8/


                       TRAVEL DYNAMICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Although the warrants were issued under the private placement offering, the warrants are, in substance, not detachable from the revolving credit note payable and the note payable must be reduced in order to exercise the warrants. The two securities taken together are substantially equivalent to convertible debt and the proceeds from issuance of the warrants and the revolving credit note payable were allocated to the revolving credit note. Taken together, the warrants and the revolving credit note payable provided the investors with the ability to convert the revolving credit note payable into common stock at prices on the dates of investments which were less than the market value of the common stock on those dates. The resulting beneficial conversion feature amounted to $440,685 and was recognized immediately as interest expense because the warrants were immediately exercisable (and the equivalent convertible debt was immediately convertible into common stock).

Notes Payable - In October 2000, the Company entered into a promissory note with an unrelated third party. The note is for $150,000 with annual interest at 18% and with principal and interest payable due October 2002. The note is secured by trade accounts and other receivables of the Company.

In December 2000, the Company entered into promissory notes with unrelated third parties. The notes are for $575,000 with interest at 12%, payable in 60 days. The interest rate increases to 20% if the loan period extends beyond 75 days. In connection with the promissory notes, the Company issued warrants to purchase 1,150,000 shares of common stock at $0.50 per share.
The exercise price of the warrants exceeded the fair value of the common stock on the date of issuance, therefore none of the proceeds were allocated to the warrants. The warrants granted will be doubled in the event the loan period extends beyond 90 days. In addition, the Company will pay the lenders a percentage of the gross revenue of TruWellness-Korea ranging from 1% to 5% depending on the length of time required to repay the notes beginning the first month that TruWellness-Korea earns revenue from sale of its products and/or services. Through December 31, 2000, TruWellnes-Korea had earned no revenues.

In December 2000, the Company entered into a promissory note with an unrelated third party. The note is for $175,000 with annual interest at 12%, payable in 60 days. The interest rate increases to 20% if the loan period extends beyond 75 days. The interest rate increases to a 28% daily compounded rate if the loan period extends beyond 145 days. In connection with the promissory note, the Company issued warrants to purchase 350,000 shares of common stock at $0.50 per share. The exercise price of the warrants exceeded the fair value of the common stock on the date of issuance, therefore none of the proceeds were allocated to the warrants. The warrants granted will be doubled in the event the loan period extends beyond 90 days. In addition, the Company will pay the lender a percentage of the gross revenue of TruWellness-Korea ranging from 1% to 3% depending on the length of time required to repay the note beginning the first month that TruWellness-Korea earns revenue from sale of its products and/or services.

The Company had 3,300,000 warrants outstanding at December 31,
2000.  The warrants expire on September 30, 2002.

/F-9/


                       TRAVEL DYNAMICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



Notes payable consist of the following:

                                           December 31,       June 30,
                                                  2000           2000
                                           -----------      ---------
Note payable to an individual, interest
 at 18% per annum, secured by the accounts
 receivable                                  $ 150,000      $       -

Notes payable to individuals, interest at
 12% per annum                                 750,000              -

Convertible notes payable, interest at
 10% per annum, interest payable quarterly,
 principal due January 2005                    497,728        587,728
                                             ---------      ---------

Total Notes Payable                          1,397,728        587,728

Less current portion                           750,000              -
                                             ---------      ---------

Notes Payable - Long -Term                   $ 647,728      $ 587,728
                                             =========      =========

NOTE 5 - COMMON STOCK

During the six months ended December 31, 2000, $90,000 of convertible debentures were converted into 90,000 shares of common stock at $1.00 per share. During the six months ended December 31, 2000, 76,000 shares of common stock were issued upon the exercise of stock options at prices ranging from $0.10 to $0.15 per share. Total proceeds received were $8,100.

During the three months ended December 31, 2000, the Company issued 80,000 shares of common stock to consultants for services. The common stock issued was valued based upon the market value of the Company's common stock on the dates issued at prices ranging from $0.56 and $1.00 per share. Total consulting expense recognized as a result of the issuance was $71,250.

NOTE 6 - STOCK OPTIONS

During the six months ended December 31, 2000, the Company granted options to purchase 815,000 shares of common stock to employees for services. These options had exercise prices ranging from $0.531 to $1.00, which were equal to the fair value of the Company's common stock on the date of grant. These options vest through November 2003.

In August 2000 through October 2000, the Company granted options to purchase 400,000 shares of common stock to four directors for their services. These options had exercise prices ranging from $0.875 to $1.00, which were equal to the fair values of the Company's common stock on the dates of grant. These options vest through October 2003.

During the six months ended December 31, 2000, 76,000 stock options were exercised (10,000 from an employee, 50,000 from board members, and 16,000 from a consulting firm). Total proceeds received were $8,100. The weighted average exercise price of the options exercised was $0.11. During the six months ended December 31, 2000, 125,000 options were forfeited by terminated employees.

/F-10/

                       TRAVEL DYNAMICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



After taking into effect the above option activity, the Company had 2,760,000 options outstanding at December 31, 2000.

NOTE 7 - EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated to give effect to potentially issuable common shares which includes convertible notes payable, stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease the loss per share. The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings
(loss) per share calculations:

                                            Earnings                Per Share
                                             (Loss)         Shares    Amount
                                           -----------    --------- ---------
For the three months ended December
 31, 2000
 Basic and diluted loss per share          $(1,134,753)   6,510,591 $  (0.17)
                                           ===========    ========= ========
For the three months ended December
 31, 1999
 Basic earnings per share                  $    42,459    4,444,243     0.01
 Incremental dilutive stock options                  -    1,981,209
                                           -----------    ---------
 Diluted earnings per share                $    42,459    6,425,452     0.01
                                           ===========    =========
For the six months ended December
 31, 2000
 Basic and diluted loss per share          $ 1,1882,641   6,196,700    (0.30)
                                           ============   =========
For the six months ended December
 31, 1999
 Basic earnings per share                  $     57,347   4,392,488     0.01
 Incremental dilutive stock options                   -     980,381
                                           ------------   ---------
 Diluted earnings per share                $     42,459   5,372,869     0.01
                                           ============   =========

The following securities were not included in the computations of diluted earnings (loss) per common share because to do so would have been antidilutive for the periods presented and would have increased diluted earnings per common share or decreased diluted loss per common share: options to purchase 2,760,000 common shares at December 31, 2000, warrants to purchase 3,300,000 common shares at December 31, 2000,and $497,728 and $587,728 of convertible notes payable at December 31, 2000 and 1999, respectively.

NOTE 8 - SEGMENT AND GEOGRAPHICAL AREA INFORMATION

The Company is currently doing business in the United States and South Korea. The Company's products are sold through three operating segments as follows:

Lifestyle Products and Seminars- Consists of the wholesaling and distributing educational and lifestyle products and materials through independent sales agents and through the Internet in the United States. The products include discount entertainment and travel packages and tax planning and organization packages. The Company also conducts motivational and training seminars for its sales agents.

Travel Agency- Consists of operations from a full service travel agency in the United States.

Global Electronic Commerce- Consists of the distribution of nutritional supplements, quality personal care products, and Internet communication products in South Korea.

/F-11/

                       TRAVEL DYNAMICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



The Company's sole segment through November 2000 was the lifestyle products and seminars segment. The following information relates to the operating segments as of and for the six months ended December 31, 2000:


                        Lifestyle                     Global
                        Products &         Travel   Electronic
                         Seminars          Agency    Commerce         Total
                        -----------      ---------   --------     -----------

     Revenue            $ 2,824,728      $ 230,426   $      -     $ 3,055,154
     Net income (loss)   (1,965,068)       126,708    (44,281)     (1,882,641)
     Total assets         3,167,061        939,617    312,188       4,418,866

NOTE 9 - CONTINGENCIES

During the three months ended December 31, 2000, a lawsuit was filed by a former employee of the Company. The individual claims wrongful termination of employment and is suing for an unspecified amount of monetary damages for unpaid wages, loss of health insurance, and loss of stock options. The Company intends to vigorously defend against the claims and believes it has adequate defenses that the individual resigned and the lawsuit has no merit. The lawsuit is in preliminary stages; therefore, no estimation of a possible loss, if any, can be made at this time.

NOTE 10 - SUBSEQUENT EVENTS

Revolving Credit Note Payable - In January 2001, the Company entered into an additional $1,000,000 revolving credit note payable from a bank. Under the terms of the revolving credit facility, the Company may borrow amounts equal to the amount of collateral provided through either letters of credit or deposits made by third party investors with the bank. The collateral is being provided through a private placement offering of warrants as explained below. The revolving credit note payable bears interest at the bank's prime interest rate plus 1%. The outstanding balance under the revolving credit note payable is due on August 15, 2001. Upon exercise of the warrants by the investors, the revolving credit note payable is reduced by the amount received from the exercise of the warrants. Upon exercise of the warrants, the letters of credit will be released as collateral on the loan. The outstanding balance of the revolving credit note payable may not exceed the aggregate amount of the collateral held by the bank.
In the event of default by the Company, the bank has the right to apply the amount of the collateral against the loan. As of February 19, 2001, $0 had been borrowed under the revolving credit facility.

Private Placement Offering - In January 2001, the Company started a private placement offering of warrants to purchase common stock to investors. Under the terms of the offering, the Company will issue up to 2,000,000 warrants at $0.50 per share for a period through August 15, 2001, in exchange for the investor providing either a letter of credit or a deposit in increments of $50,000 to a bank under the revolving credit facility explained above. In the event of default by the Company, the bank has the right to apply the collateral against the loan as explained above. In the event of default, the investors' only recourse against the Company will be to exercise the warrants in the amount of the letter of credit according to the terms of the warrants. The investors may exercise their warrants by either a cash payment to the Company for the exercise price or in exchange for the amounts drawn on and paid by the investors under their letters of credit. The offering expires June 30, 2001. As of February 19, 2001, $200,000 had been received from the offering as security on the line of credit.

/F-12/


                       TRAVEL DYNAMICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



Stock Options Issued - Subsequent to December 31, 2000, the Company granted options to purchase 400,000 shares of common stock to a company for consulting services in regards to TruWellness-Korea. The options vest through January 2004. Total compensation expense of $168,000 ($0.42 fair value per option) will be recognized over the vesting period.