Form 10QSB
period 2001-03-31
TRAVEL DYNAMICS INC
filed 2001-05-21
CIK 831904

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB

                         (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
    2001
                                OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____N/A_________ to _____________

                    Commission file number 33-21239

                  TRU DYNAMICS INTERNATIONAL, INC
                  -------------------------------
 (Exact name of small business issuer as specified in its charter)

            NEVADA                            810462569
            ------                            ---------
State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

4150 North Drinkwater Boulevard, Fifth Floor, SCOTTSDALE, AZ  85251
-------------------------------------------------------------------
              (Address of principal executive offices)

                           (480) 949-9500
        (Registrant's telephone number, including area code)
                           Not applicable
  (Former name, former address and former fiscal year, if changed since last report)

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

As of March 31, 2001, approximately 6,973,807 shares of common stock ($.001 par value) were outstanding.

/PAGE/



                PART I. Financial Information

Item 1.  Financial Statements (Unaudited)

     The condensed Consolidated Financial Statements of
Travel Dynamics, Inc. for the quarter ending March 31, 2001 are unaudited and are attached and incorporated by this reference as Item 1.

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

/1/

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes contained in Item 1 hereof.

     Wherever in this discussion the term "Company" is used, it should be understood to refer to Tru Dynamics International, Inc. ("TDII") and its wholly owned subsidiaries, Tru Dynamics, Inc., Columbus Companies, Inc., Tru Wellness Korea, Ltd., and Tru Wellness Asia-Pacific on a consolidated basis, except where the context clearly indicates otherwise. The Company's March 31, 2001 unaudited condensed consolidated financial statements include the creation of Tru Wellness Asia-Pacific in March 2001. Tru Wellness Asia-Pacific has not commenced sales activities so no revenues have been reported for it.

                           General

     The Company is a health, educational and lifestyle marketing company with growing emphasis on global electronic commerce. The Company distributes its products through independent marketing affiliates (IMAs) and through the Internet. The Company's products are designed to educate and support individuals in the development of income sources
for home-based businesses.    Products include discount
travel packages, tax products, e-commerce sites, nutritional food supplements and educational and business seminars.

     On November 17, 2000, TDII completed the acquisition of Columbus Companies, Inc., a full service travel agency co-founded by a nationally syndicated radio personality known as the "travel guru". Columbus is recognized for its ability to source highly discounted travel packages, "killer travel deals", from major suppliers. The Columbus acquisition offers the Company's IMAs a variety of highly discounted travel packages for resale. Columbus also provides a monthly electronic travel newsletter with weekly updates that IMAs can offer free to permission marketing customers (PMCs).

     For the first three quarters of this fiscal year, the Company undertook the conversion of its entire marketing model into an e-commerce business model to take advantage of the explosive growth of the Internet and to create a business model that will be the basis for anticipated
international growth and expansion.   As part of this model,
the Company announced its new corporate website on November 20, 2000. The site features online shopping with over 750 stores, discount travel packages, and online air, hotel and car rental bookings. The website also provides individual site representation for the Company's IMAs with a secure business management section where they can view sales and commission reports, communicate with team members and utilize various business tools.

/2/

     In December 2000, the Company incorporated a new, wholly-owned subsidiary in South Korea, Tru Wellness. Tru Wellness will distribute nutritional supplements, quality personal care products, and Internet and communications products and services. Tru Wellness received all necessary regulatory approvals to begin doing business as a multi-level marketing company in South Korea in February 2001. On March 27, 2001, Tru Wellness held a pre-launch event attended by over 1200 South Koreans. This was the largest single gathering of existing and prospective distributors in the three-year history of Tru Dynamics International, Inc. In conjunction with this pre-launch, Tru Wellness began sales of its internet product and enrollments of independent distributor for its products. These sales account for all of the sales recorded for this subsidiary this quarter. The Korean FDA approved the first three nutritional supplements to be distributed by Tru Wellness Korea in April 2001.
These products include Tru Pi Noni, according to the manufacturer, a specially formulated juice that enhances the body's immune system, Tru Life, according to the manufacturer, an anti-aging natural food supplement and Tru Energy, according to the manufacturer, a mood and energy
enhancement natural food supplement.   Sales of nutritional
supplements will be reflected in the fourth quarter.

     In January 2001, the Company gave employees a limited offer to reduce their salaries over a 90 day period to acquire stock options. For each dollar reduction in annual salary, the employee acquired two stock options. A total of 890,525 options were granted under this limited offering.

     In March 2001, the Company entered into a contract for office space in Tokyo, Japan. The Company plans to distribute nutritional supplements, quality personal care products, and Internet and communication products and services in Japan through a new, wholly owned subsidiary named Tru Wellness Asia Pacific.

     In April 2001, Travel Dynamics, Inc. completed a change of name to Tru Dynamics International, Inc. to more clearly reflect the Company's current business activities. On April 6, 2001, the NASD confirmed the new trading symbol, TRDI.

     The introduction of the Company to the international arena may make the Company more vulnerable to unstable international political conditions, foreign trade regulations, and currency exchange rate fluctuations which may adversely impact earnings.

/3/

                    Results of Operations

Comparison of Three Month Periods Ended March 31, 2001 and
March 31, 2000.

Net revenues for the three months ended March 31, 2001 and 2000 were $1,125,298 and $1,421,414, respectively, which is a decrease of $296,116 or approximately 21%.
This decrease in revenues is due, in part, to disruption in business resulting from the Company's conversion to an e-commerce business model necessary to support the Company's overall growth and international expansion.

The decrease in revenues for this quarter also results from the fact that Tru Wellness Korea, although created in December 2000, did not begin sales activities until March
27, 2001 when it began accepting enrollments of independent distributors and sales of e-business centers. Nutritional supplement sales began in April when the Company's first three products, Tru Pi Noni, Tru Life and Tru Energy, were approved by the Korean FDA. Sales of nutritional supplements will be reflected in the fourth quarter.

No sales revenues were recorded for Tru Wellness Asia
Pacific.

      Gross margin for the three months ended March 31, 2001 was 64% and represents an increase of 77% in the gross margin percentage as compared to the three months ended March 31, 2000. This increase in gross margin results from the recognition of a senior conference during this quarter and from increased sales of e-commerce sites, both of which have lower associated costs than those of the Company's other products; and the acquisition of Columbus Companies which, due to the nature of the travel business, has minimal direct costs associated with its income.

      Selling and general and administrative expenses for the three months ended March 31, 2001 and 2000 were $2,163,590 and $1,111,709, respectively, which represents an increase of $1,051,881, or 95%. This increase relates to amounts recognized as a result of a limited offering made to employees in which stock options were issued to employees in exchange for a reduction in salary. A total of $432,179 was recorded to reflect both the salary reduction and the difference between the market price and the exercise price.

Expenses also increased as a result of the addition of personnel necessary for the in-house creation and maintenance of the Company's e-commerce business model used in both the United States and Korean operations.

Significant expenses were also incurred for Tru Wellness Korea including those related to product development and approvals, business structure and licensing, operational set-up, and development and implementation of marketing plans.

/4/

      The Company's interest expense for the three months ended March 31, 2001 and 2000 was $145,442 and $18,548, respectively. This increase in interest expense is attributable to interest on notes payable of $93,459 as well as interest expense of $51,983 relating to warrants granted under the terms of promissory notes issued in December 2000. The difference between the warrant exercise price and market value of the Company's stock on the day the warrants were granted was recognized as interest expense during this quarter.

      The net results of operations for the three months ended March 31, 2001 and 2000 was $1,584,245 net loss and $613,687 net loss, respectively, which represents a decrease in net results of $970,558. As discussed above, the decrease in net income for this period is attributable to amounts expensed as a result of a limited offering made to employees in which stock options were issued to employees in exchange for a reduction in salary, the addition of personnel necessary for the development and maintenance of the new e-commerce business models used in the United States and in Korea, the recognition of interest expense from the beneficial conversion feature of warrants associated with promissory notes issued in December 2000, and start-up expenses for the new wholly-owned subsidiary, Tru Wellness, in South Korea. All of these expenses have been necessary to position the Company for future growth and expansion.
The Company expects to see increased sales activity and improved net results in the next several quarters.

  Comparison of Nine Month Periods Ended March 31, 2001 and
                       March 31, 2000

Net revenues for the nine months ended March 31, 2001 and 2000 were $4,180,452 and $4,782,358, respectively, which is a decrease of $601,906 or approximately 13%. This decrease is primarily due to the deferment of the Executive
Conference Experience historically held in November 2000 to June 2001. Deferred revenues for this conference were $635,917 as of November 2000.

      Gross margin for the nine months ended March 31, 2001 was 40% and represents a decrease of 5% in the gross margin percentage as compared to the nine months ended March 31, 2000.

      Selling and general and administrative expenses for the nine months ended March 31, 2001 and 2000 were $4,470,783 and $2,611,057, respectively, which represents an increase of $1,859,726, or 71%. This increase results in part from amounts expensed as a result of a limited offering made to employees in which stock options were issued to employees in exchange for a reduction in salary. A total of $432,179 was recorded to reflect both the salary reduction and the difference between the market price and the exercise price. Expenses also increased as a result of the addition

/5/

of personnel necessary for the in-house creation and maintenance of the Company's e-commerce business model used in both the United States and Korean operations.
Significant expenses were also incurred for Tru Wellness Korea including those related to product development and approvals, business structure and licensing, operational set-up, and development and implementation of marketing plans.

      The Company's interest expense for the nine months ended March 31, 2001 and 2000 was $668,193 and $116,059, respectively. This represents an increase in interest expense of $552,134. This increase is primarily attributable to the interest expense associated with the last completed private placement offering during the six months ended December 31, 2000. The Company is required to recognize as interest expense the difference between the $.50 per share price for the conversion of the warrants to the Company's common stock and the restricted stock value per share of the Company's stock on the day the warrants were granted. The Company recognized $453,538 of interest expense due to the beneficial conversion feature of the warrants. Interest expense of $51,983 was also recognized as a result of warrants granted under the terms of promissory notes issued in December 2000. The difference between the warrant exercise price and market value of the Company's stock on the day the warrants were granted was recognized as interest expense during this quarter. The remaining expense was attributable to interest accrued on the line of credit and notes payable during the nine months ended March 31, 2001.

      The net result of operations for the nine months ended March 31, 2001 and 2000 was $3,466,886 and $556,340 net
loss, respectively, which represents a decrease in net income of $2,910,546. As discussed above, the decrease in net income for this period is attributable to the recognition of interest expense due to the beneficial conversion feature of warrants associated with the last completed private placement offering, the deferment of the Executive Conference Experience, amounts recognized as a result of a limited offering made to employees in which stock options were issued to employees in exchange for a reduction in salary, costs associated with the development and implementation of the new e-commerce business model used in both the United States and South Korea, and start up expenses related to the new wholly-owned subsidiary, Tru Wellness, in South Korea. All of these expenses have been necessary to position the Company for future growth and expansion. The Company expects to see increased sales activity and improved net results in the next several quarters.

/6/


               Liquidity and Capital Resources

      The Company's source of cash has been provided by cash flow from operations, $1,045,000 in notes payable, $799,536 from a line of credit secured by investor letters of credit issued in accordance with the Company's private placement offering, and $514,100 from the issuance of common stock. The Company believes that its cash and cash equivalents, cash flow from operations and cash flows from financing activities will be sufficient to fund its working capital needs over the next 12 months.

      Tru Wellness was created on December 20, 2000.  On
March 27, 2001, Tru Wellness began initial sales activities consisting of enrollments of independent distributors and sales of e-business centers. Sales of nutritional supplements are expected in the Company's fourth quarter.

      In January 2001, the Company initiated a private placement offering of warrants to purchase common stock. Under the terms of the offering, the Company will issue to investors up to 3,000,000 warrants at $0.50 per share for a period through August 15, 2001 in exchange for either cash or a letter of credit to a bank under the revolving credit facility. As of March 31, 2001, the Company issued 912,000 warrants for cash proceeds of $456,000. The Company's principal need for these funds is for the development of the Korean market, related technology development and working capital. Tru Wellness South Korea is expected to begin sales of nutritional supplements in the Company's fourth quarter.

      Operating activities for the nine months ended March 31, 2001 and March 31, 2000 used $2,014,936 and provided
$506,110 respectively. The decline in cash generated from operating activities was anticipated with the Company's conversion of its marketing model to an e-commerce business model for use in the United States and South Korea. This change included adding additional systems and infrastructure to handle rapid growth and international expansion. Additional expenses were incurred for the start up of Tru Wellness Korea.

      Expenditures for property and equipment and other assets totaled $356,023 and $978,016 for the nine months ended March 31, 2001 and March 31, 2000, respectively. Expenditures for the nine months ended March 31, 2001 is comprised of approximately $150,000 of deposits for Tru Wellness Korea, approximately $76,000 for other assets related to the development of the Company's compensation structure for its independent distributors. Purchases were also made for office furniture and computer equipment. Expenditures for the nine months ended March 31, 2000 included $243,000 in deposits relating to development of the Company's Internet Mall website, $254,000 in leasehold improvements and $180,000 in office and computer equipment related to the Company's move to new, larger offices.

/7/


                     Plan of Operations

      Management estimates that the cash flows from operations over the next 12 months coupled with the proceeds from the private placement offering of warrants commencing January 7, 2001 will be sufficient to continue the Company's operations and to cover its operational expenses. Nevertheless, the Company reserves the right to raise additional proceeds or incur debt or take such other actions to expand or sustain its operations. However, as of the fiscal quarter ended March 31, 2001, the Company did not specifically anticipate raising any additional funds through debt or equity offerings of securities, except in connection with the private placement offering commenced on January 7, 2001.

      The Company currently is engaged in a Rule 506 Private Placement offering of one warrant for the purchase of one share of common stock at $.50 per share. This private placement is for a maximum of 3,000,000 warrants ($1,500,000) and a minimum of 400,000 warrants ($200,000).
The minimum subscription is $50,000 for 100,000 warrants. The offering is set to close on June 30, 2001, unless otherwise extended to July 31, 2001. If fully sold, it will constitute 31% of outstanding shares of the Company's common stock in the event of the maximum offering and 6% in the event of the minimum offering. The Investor may pay cash or issue an Irrevocable Letter of Credit for the equivalent purchase price of the warrants. The Company will use the Letters of Credit as security for a line of credit that the Company has established with a local bank. As of March 31, 2001, the Company had issued 912,000 warrants for cash proceeds of $456,000.

        The Company has converted its entire marketing model into an e-commerce business model to take advantage of the explosive growth of the Internet and to create a business and marketing model that will be the basis for international growth and expansion.

      The Company incorporated a new, wholly-owned
subsidiary, Tru Wellness, in South Korea which will distribute nutritional supplements, quality personal care products, and Internet and communications products and services. Regulatory licenses were granted in February 2001. Initial distributor enrollments and e-business Internet product sales began March 27, 2001. Korean FDA approval of the first three nutritional products to be distributed by this subsidiary was granted in April 2001. The Company's flagship product, Tru Pi Noni, received a strong reception selling out within days of the first shipment. Subsequent approvals of additional nutritional
supplements were granted in May 2001.   Sales of nutritional
supplements will be reflected in the fourth quarter.

/8/

      The Company created Tru Wellness Asia Pacific in March 2001 to distribute nutritional supplements, quality personal care products, and Internet and communications products and services in the Japanese market. Tru Wellness Asia Pacific has not commenced sales activities so no revenues have been reported for this subsidiary.

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

                 PART II.  Other Information

Item 1.  Legal Proceedings

     In April 2001, the Company settled a lawsuit with a consultant. The settlement included payment by the Company of $100,000 in 20 monthly installments as well as the issuance of 100,000 shares of stock to the consultant.

/9/


     During the nine months ended March 31, 2001, a lawsuit was filed by a former employee of the Company. The individual claims wrongful termination of employment and is suing for an unspecified amount of monetary damages for unpaid wages, loss of health insurance, and loss of stock options. The Company intends to vigorously defend against the claims and believes it has adequate defenses that the individual resigned and the lawsuit has no merit.

Item 2.  Changes in Securities and Use of Proceeds.

     During the three months ended March 31, 2001, the Company issued 37,727 shares of common stock, $.001 par value, upon conversion of convertible debentures in reliance upon Section 3(a)(9) of the Securities Act. The convertible debentures were originally issued in connection with an offering by the Company conducted from April 1999 through June 30, 1999, described in greater detail in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Plan of Operations" in the Company's 10KSB Report for the fiscal year ended June 30, 1999, filed December 1999 and incorporated herein by reference. There was no money raised for the Company upon conversion of the debenture.



Item 6.  Exhibits and Reports on Form 8-K

(1)  The attached unaudited Condensed Consolidated Financial
      Statements for the period ended March 31, 2001, are attached and incorporated at Part 1.
(2)  The company made no 8-K Filings in the quarter ending
      March 31, 2001.

     OTHER EXHIBITS



                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 21, 2001           /s/ James Piccolo
                              ------------------------------
                              President, CEO and Director


Date:  May 21, 2001           /s/ Sonya Lee
                              -------------------------------
                              Chief Accounting Officer
/10/

                TRU DYNAMICS INTERNATIONAL, INC.


      INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                            Page

Condensed Consolidated Balance Sheets - March 31, 2001
    and June 30, 2000 (Unaudited)                           F-1

Condensed Consolidated Statements of Operations and
   Comprehensive Income for the Three and Nine Months
   Ended March 31, 2001 and 2000 (Unaudited)                F-3

Condensed Consolidated Statements of Cash Flows for the
  Nine Months Ended March 31, 2001 and 2000 (Unaudited)     F-4

Notes to Condensed Consolidated Financial Statements        F-6

/PAGE/
                   TRU DYNAMICS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                                                    March 31,       June 30,
                                                         2001           2000
                                                  -----------    -----------
                                ASSETS
Current Assets
  Cash and cash equivalents                       $   318,759    $   373,697
  Trade accounts receivable, no allowance
    for doubtful accounts                              41,469              -
  Other receivables                                   259,392         26,589
  Inventory                                           252,458        284,584
  Prepaid expenses                                  1,488,959      1,408,509
  Other current assets                                 82,836         61,822
                                                  -----------    -----------
Total Current Assets                                2,443,873      2,155,201
                                                  -----------    -----------
Property and Equipment
  Leasehold improvements                              265,704        265,704
  Office equipment                                    483,816        387,883
  Software for internal use                           160,396        159,296
  Website in process                                  347,800        323,650
                                                  -----------    -----------
     Total Property and Equipment                   1,257,716      1,136,533
  Less: accumulated depreciation                     (270,689)      (137,296)
                                                  -----------    -----------
     Net Property and Equipment                       987,027        999,237
                                                  -----------    -----------
Other Assets
  Deposits and other long-term assets                 235,722         88,988
  Investments in certificates of deposit               82,554         80,000
  Trademarks, net of $2,366 and $1,578
    accumulated amortization                            3,543          3,681
  Marketing master database, net of $60,789
    and $43,132 accumulated amortization,
    respectively                                       56,868         74,516
  Video production costs, net of $38,684 and
    $9,330 accumulated amortization,
    respectively                                       54,645         69,014
  Other intangibles, net of $4,067 and $0
    accumulated amortization, respectively             80,718              -
  Goodwill, net of $58,805 accumulated
    amortization                                      728,853              -
                                                  -----------    -----------

     Total Other Assets                             1,242,903        316,199
                                                  -----------    -----------
Total Assets                                      $ 4,673,803    $ 3,470,637
                                                  ===========    ===========

See the accompanying notes to condensed consolidated financial statements.

                   TRU DYNAMICS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                              (Unaudited)

                                                    March 31,       June 30,
                                                         2001           2000
                                                  -----------    -----------

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Trade accounts payable                          $   939,464    $   755,794
  Accrued liabilities                                 974,844        343,381
  Deferred sales revenues                           2,114,710      2,227,515
  Related party notes payable                         270,000        100,000
  Revolving credit note payable                       799,536              -
  Notes payable - current portion                     700,000              -
  Capital lease obligation - current portion           13,147              -
  Deferred lease incentive - current portion           40,454         40,454
                                                  -----------    -----------
     Total Current Liabilities                      5,852,155      3,467,144


Long Term Liabilities
  Notes payable - long-term portion                   610,001        587,728
  Capital lease obligation - long-term portion         12,690              -
  Deferred lease incentive - long-term portion         97,763        128,103
                                                  -----------    -----------
     Total Long Term Liabilities                      720,454        715,831
                                                  -----------    -----------
Stockholders' Deficit
  Common stock -$0.001 par value; 50,000,000
    shares Authorized; 6,973,807 and 5,790,080
    shares issued and outstanding                       6,974          5,790
  Additional paid-in capital                        4,022,323      1,601,285
  Unearned compensation                              (128,930)        (9,769)
  Accumulated deficit                              (5,776,530)    (2,309,644)
  Cumulative foreign currency translation
    adjustment                                        (22,643)             -
                                                  -----------    -----------
     Total Stockholders' Deficit                   (1,898,806)      (712,338)
                                                  -----------    -----------
Total Liabilities and Stockholders' Deficit       $ 4,673,803    $ 3,470,637
                                                  ===========    ===========

See the accompanying notes to condensed consolidated financial statements.

                   TRU DYNAMICS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE LOSS
                              (Unaudited)

                                For the Three Months     For the Nine Months
                                  Ended March 31,           Ended March 31,
                             ------------------------  ------------------------
                                2001         2000         2001         2000
                             -----------  -----------  -----------  -----------
Revenues                     $ 1,125,298  $ 1,421,414  $ 4,180,452  $ 4,782,358
Cost of Revenues                 400,935      904,844    2,507,040    2,611,582
                             -----------  -----------  -----------  -----------
Gross Profit                     724,363      516,570    1,673,412    2,170,776
                             -----------  -----------  -----------  -----------
Expenses
  Selling, general and
   administrative expense      2,163,590    1,111,709    4,470,783    2,611,057
  Other (income) expense            (424)           -        1,322            -
  Interest expense               145,442       18,548      668,193      116,059
                             -----------  -----------  -----------  -----------
   Total Expenses              2,308,608    1,130,257    5,140,298    2,727,116
                             -----------  -----------  -----------  -----------
Net Loss                     $(1,584,245) $  (613,687) $(3,466,886) $  (556,340)
                             ===========  ===========  ===========  ===========
Basic and Diluted Losses
 Per Common Share            $     (0.23) $     (0.13) $     (0.54) $     (0.12)
                             ===========  ===========  ===========  ===========
Weighted Average Number of
 Common Shares Used in Per
 Share Calculation             6,906,166    4,766,596    6,429,736    4,516,284
                             ===========  ===========  ===========  ===========
Comprehensive Loss:
  Net loss                   $(1,584,245) $  (613,687) $(3,466,886) $  (556,340)
  Foreign currency
   translation adjustment        (12,157)           -      (11,473)           -
                             -----------  -----------  -----------  -----------
Comprehensive Loss           $(1,596,402) $  (613,687) $(3,478,359) $  (556,340)
                             ===========  ===========  ===========  ===========

See the accompanying notes to condensed consolidated financial statements.

                TRU DYNAMICS INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                     For the Nine Months
                                                       Ended March 31,
                                                   ------------------------
                                                      2001         2000
                                                   -----------  -----------
Cash Flows From Operating Activities
 Net loss                                          $(3,466,886) $  (556,340)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and amortization                       217,891       78,801
   Loss on disposal of equipment                         1,470           --
   Amortization of unearned compensation               363,313           --
   Compensation relating to common
    stock issuances                                    159,550       32,611
   Interest expense relating to beneficial
    conversion feature                                 505,521       63,250
   Changes in operating assets and liabilities:
     Trade receivables                                  (7,792)          --
     Other receivables                                (215,843)    (313,124)
     Prepaid expenses                                  141,810   (1,173,977)
     Inventory                                          31,661     (121,941)
     Other assets                                      (20,986)          --
     Accounts payable                                  157,658      149,037
     Accrued liabilities                               577,330      434,366
     Deferred sales                                   (459,633)   1,913,427
                                                   -----------  -----------
Net Cash and Cash Equivalents Provided
 By (Used in) Operating Activities                  (2,014,936)     506,110
                                                  -----------  -----------
Cash Flows From Investing Activities
 Investment in long-term certificates of deposit        (2,554)          --
 Payments to purchase property and equipment          (183,814)    (502,341)
 Payments for video production costs                   (14,985)           -
 Increase in other long-term assets                   (154,745)    (475,675)
 Cash received in acquisition of Columbus Companies         75           --
                                                   -----------  -----------
Net Cash and Cash Equivalents Used In
 Investing Activities                                 (356,023)    (978,016)
                                                   -----------  -----------
Cash Flows From Financing Activities
 Proceeds from issuance of common stock                514,100      430,250
 Proceeds from issuance of notes payable             1,045,000      250,000
 Payments on notes payable                             (25,000)          --
 Proceeds from revolving credit note payable           799,536           --
 Proceeds from deferred lease incentive                      -      200,000
 Payments on capital leases                             (4,548)        (544)
                                                   -----------  -----------
Net Cash and Cash Equivalents Provided
 By Financing Activities                             2,329,088      879,706
                                                   -----------  -----------
Effect of Exchange Rate Changes on Cash                (13,067)          --
                                                   -----------  -----------
Net Increase (Decrease) in Cash
 and Cash Equivalents                                  (54,938)     407,800

Cash and Cash Equivalents at Beginning of Period       373,697      174,018
                                                   -----------  -----------
Cash and Cash Equivalents at End of Period         $   318,759  $   581,818
                                                   ===========  ===========

See the accompanying notes to condensed consolidated financial statements.

                TRU DYNAMICS INTERNATIONAL, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (Unaudited)



                                                     For the Nine Months
                                                       Ended March 31,
                                                   ------------------------
                                                      2001         2000
                                                   -----------  -----------
Supplemental Cash Flow Information
 Cash paid for interest                            $    84,836  $    37,778
                                                   ===========  ===========
Non-Cash Investing and Financing Activities
 Purchase of Columbus Travel with common stock     $   632,850  $         -
 Conversion of convertible debt to common stock        127,727       80,000
 Satisfaction of payable through sale of equipment
   and settlement of receivable                          8,000       10,000
 Forfeiture of unvested stock options                       --        3,720
 Equipment purchased with capital lease                     --        8,894

See the accompanying notes to condensed consolidated financial statements.

                TRU DYNAMICS INTERNATIONAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tru Dynamics International, Inc.. (the Company) and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Tru Dynamics, International, Inc. and the accounts of its wholly-owned subsidiaries, Tru Dynamics, Inc., Columbus Companies, Inc., TruWellness-Korea and TruWellnes Asia Pacific since acquisition (Columbus Companies, Inc.) or inception (TruWellness-Korea and Tru Wellness Asia Pacific). All significant intercompany transactions and balances have been eliminated in consolidation.

During the three months ended March 31, 2001, the Company changed
its   name   from   Travel  Dynamics,  Inc.   to   Tru   Dynamics
International, Inc.

Formation of TruWellness Korea - On December 20, 2000, the Company incorporated TruWellness-Korea in South Korea as a wholly owned subsidiary. TruWellness Korea was formed to distribute nutritional supplements, quality personal care products, and Internet communication products and services in South Korea.

Formation of TruWellness Asia Pacific - In March 2001, the Company incorporated TruWellness Asia Pacific in Belize as a wholly owned subsidiary. TruWellness Asia Pacific was formed to distribute nutritional supplements, quality personal care products, and Internet communication products and services in Japan.

Foreign Currency Translation - The functional currency of Tru Wellness Korea is the Korean Won. Assets and liabilities of Tru Wellness-Korea are translated into U.S. dollars using the exchange rate at the balance sheet date while sales and expenses are translated using the weighted-average exchange rate during the period. The effect of changes in the exchange rates between the Won and the U.S. dollar have been reported in comprehensive income (loss).

Business Condition - As of March 31, 2001, the Company had negative working capital of $3,408,282 and a stockholders' deficit of $1,898,806. The Company also experienced a net loss of $3,466,886 and has used $2,014,936 in cash flows from operating activities during the nine months ended March 31, 2001. As a result of these conditions, the Company may be unable to sustain operations or meet its obligations and these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company needs to obtain additional financing to fund payment of its obligations and to provide working capital. Management has been able to raise additional financing through notes payable, the issuance of warrants, and a line of credit loan from a bank to the extent that collateral is deposited by potential investors as explained further in Note 4.

As of March 31, 2001, the Company had received collateral deposits from investors of $800,000. As a result of collateral deposits received, the Company borrowed $799,536 under the line of credit loan, as of March 31, 2001. The Company also obtained additional financing through the issuance of notes payable for $1,045,000. In January 2001, the Company started a private placement offering to raise an additional $1,000,000 (see Note
5). As of April 13, 2001, the Company had received $606,000 from the issuance of warrants under the Company's private placement offerings. Management's plans also include evaluating the plan of operations and improving the profitability of its operations. The improvement of the Company's financial condition is ultimately based upon obtaining profitable operations. There is no assurance the additional financing or profitable operations will be realized.

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

     Accounts receivable                          $   33,752
     Other receivables                                17,476
     Prepaid sales commissions                       222,865
     Property and equipment                           38,200
     Goodwill                                        787,658
                                                  ----------
     Total assets acquired                         1,099,951
                                                  ----------
     Accounts payable                                 34,219
     Deferred sales revenue                          346,828
     Accrued liabilities                              55,669
     Capital lease obligation                         30,385
                                                  ----------
     Total liabilities assumed                       467,101
                                                  ----------
     Fair value of common stock issued            $  632,850
                                                  ==========

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

                          For the Three Months      For the Nine Months
                             Ended March 31,          Ended March 31,
                        ------------------------  ------------------------
                           2001         2000         2001         2000
                        -----------  -----------  -----------  -----------
Revenues                $ 1,125,298  $ 1,546,226  $ 4,506,030  $ 5,083,013

Net loss                $(1,584,245) $  (629,984) $(3,746,744) $  (700,841)

Basic and diluted loss
 per common share       $     (0.23) $     (0.11) $     (0.55) $     (0.13)

NOTE 4 - NOTES PAYABLE

Related Party Notes Payable - During the nine months ended March 31, 2001, the Company issued promissory notes to directors and key employees totaling $95,000, bearing interest at 12%, secured by furniture and computers. The Company had $100,000 of notes payable outstanding to a key employee under the above terms at June 30, 2000.

Also during the nine months ended March 31, 2001, the Company issued $100,000 notes payable, bearing interest at 12%, and issued warrants to purchase 200,000 shares of common stock at $.50 per share, to directors and key employees. Of the $100,000 proceeds, $87,147 was allocated to the notes payable and $12,853 was allocated to the warrants. The Company repaid $25,000 of the notes payable in cash. The Company recognized a discount on related party notes payable for the difference between the $0.50 warrant exercise price and the market value of the Company's stock on the day the warrants were granted, which ranged from $0.55 and $0.57 per share. Since the warrants were immediately convertible to common stock, the Company amortized the entire discount as interest expense on the day the warrants were issued. The Company recognized $12,853 of interest expense for the nine months ended March 31, 2001.

Revolving Credit Note Payable - In August 2000, the Company entered into a $1,000,000 revolving credit note payable and promissory note from a bank. Under the terms of the revolving credit facility, the Company could borrow amounts equal to the amount of collateral provided through either letters of credit or deposits made by third party investors with the bank. The collateral was provided through a private placement offering of warrants as explained in Note 5. The revolving credit note payable bears interest at the bank's prime interest rate plus 1% (9% at March 31, 2001). The outstanding balance under the revolving credit note payable is due on August 15, 2001. Upon exercise of the warrants by the investors, the revolving credit note payable will be reduced by the amount received from the exercise of the warrants. Upon exercise of the warrants, the letters of credit will be released as collateral on the note. The outstanding balance of the revolving credit note payable may not exceed the aggregate amount of the collateral held by the bank. In the event of default by the Company, the bank has the right to apply the amount of the collateral against the loan. As of March 31, 2001, $799,536 had been borrowed under the revolving credit facility.

Notes Payable - In October 2000, the Company entered into a promissory note with an unrelated third party. The note is for $150,000 with annual interest at 18% and with principal and interest payable due October 2002. The note is secured by trade accounts and other receivables of the Company.

In December 2000, the Company entered into promissory notes with unrelated third parties. The notes are for $700,000 with interest at 12%, payable in 90 days. The interest rate increases to 20% if the loan period extends beyond 91 days. In connection with the promissory notes, the Company issued warrants to purchase 1,400,000 shares of common stock at $0.50 per share.
The exercise price of these warrants exceeded the fair value of the common stock on the date of issuance, therefore none of the proceeds were allocated to the warrants. As part of the terms of the notes, the warrants granted were doubled due to the loan period extending beyond 60 days. In February 2001, an additional 1,400,000 warrants were issued. The Company recognized $51,983 of interest expense for the difference between the $0.50 warrant exercise price and the $0.537 market value of the Company's stock on the day the additional warrants were granted. In addition, the Company will pay the lenders a percentage of the gross revenue of TruWellness Korea ranging from 1% to 5% depending on the length of time required to repay the notes beginning the first month that TruWellness-Korea earns revenue from sale of its products and/or services.

Notes payable consist of the following:
                                                     March 31,    June 30,
                                                       2001         2000
                                                    -----------  -----------
Notes payable to related parties, interest
 at 12% per annum, partially secured by furniture
 and computers, due on demand                       $  270,000   $   100,000

$800,000 revolving credit note payable, interest
 at prime plus 1% (9% at March 31, 2001), due
 August 15, 2001                                       799,536             -

Note payable to an individual, interest at 18%
 per annum, secured by the accounts receivable,
 due October 2002                                      150,000            -

Notes payable to individuals, interest at 12%
 per annum, due March 2001                             700,000            -

Convertible notes payable, interest at 10% per
 annum, interest payable quarterly, principal
 due January 2005                                      460,001      587,728
                                                    ----------  -----------
Total Notes Payable                                  2,379,537      687,728

Less current portion                                 1,769,536      100,000
                                                    ----------  -----------
Notes Payable - Long -Term                          $  610,001  $   587,728
                                                    ==========  ===========

NOTE 5 -EQUITY TRANSACTIONS

Notes Payable Converted to Stock - During the nine months ended
March 31, 2001, $127,727 of convertible debentures were converted into 127,727 shares of common stock at $1.00 per share.

Common Stock Issued for Exercise of Stock Options - During the nine months ended March 31, 2001, 76,000 shares of common stock were issued upon the exercise of stock options at prices ranging from $0.10 to $0.15 per share. Total proceeds received were $8,100.

Stock Issued for Services - During the nine months ended March 31, 2001, the Company issued 230,000 shares of common stock to consultants for services. The common stock issued was valued based upon the market value of the Company's common stock on the dates issued at prices ranging from $0.52 and $1.00 per share. Total consulting expense recognized as a result of the issuance was $159,550.

August 2000 Private Placement Offering -- In August 2000, the Company started a private placement offering of warrants to purchase common stock to investors. Under the terms of the offering, the Company could issue up to 3,000,000 warrants purchase of common stock at $0.50 per share for a period through August 15, 2001, in exchange for the investors providing either cash to the Company or a letter of credit in increments of $50,000 to a bank under the revolving credit facility explained in Note 4. In the event of default by the Company, the bank has the right to apply the collateral against the loan as explained above. In the event of default, the investors' only recourse against the Company will be to exercise their warrants in the amount of the letters of credit or the deposits according to the terms of the warrants. The investors may exercise their warrants by either a cash payment to the Company for the exercise price or in exchange for the amounts drawn on and paid by the investors under their letters of credit. The offering initially expired November 30, 2000, but was extended to December 31, 2000. As of December 31, 2000, the Company had issued 1,600,000 warrants and had received letters of credit for $800,000.

Although these warrants were issued under the private placement offering, the warrants are, in substance, not detachable from the revolving credit note payable and the note payable must be reduced in order to exercise the warrants. The two securities taken together are substantially equivalent to convertible debt and the proceeds from issuance of the warrants and the revolving credit note payable were allocated to the revolving credit note. Taken together, the warrants and the revolving credit note payable provided the investors with the ability to convert the revolving credit note payable into common stock at prices on the dates of investments which were less than the market value of the common stock on those dates. The resulting beneficial conversion feature amounted to $440,685 and was recognized immediately as interest expense because the warrants were immediately exercisable (and the equivalent convertible debt was immediately convertible into common stock).

Through December 31, 2000, the Company issued an additional 100,000 warrants for cash proceeds of $50,000. These warrants are not tied to convertible debt; therefore a beneficial feature was not recognized upon issuance of the warrants. The warrants can be converted to common stock upon request of the investor. January 2001 Private Placement Offering -- In January 2001, the Company started a private placement offering of warrants to purchase common stock to investors. Under the terms of the offering, the Company will issue up to 3,000,000 warrants at $0.50 per share for a period through August 15, 2001 in exchange for the investor providing either cash to the Company or a letter of credit in increments of $50,000 to a bank under the revolving
credit facility explained in Note 4.   The offering expires June
30, 2001.

As of March 31, 2001, the Company had issued 912,000 warrants for cash proceeds of $456,000. The warrants can be converted to common stock upon request of the investor. These warrants are not tied to convertible debt; therefore a beneficial feature was not recognized upon issuance of the warrants.

The Company had a total of 5,612,000 warrants outstanding at March 31, 2001. The warrants expire on September 30, 2002.

NOTE 6 - STOCK OPTIONS

During the three months ended March 31, 2001, the Company granted options to purchase 400,000 shares of stock to a consultant for services. The options are exercisable at $0.72 per share and
vest through January 2004.   The fair value of the options was
$0.26 per share based on the Black-Scholes option pricing model using the following assumptions: risk-free interest rate of 4.81%, volatility of 87.59%, expected dividend yield of 0 percent, and an expected life of three years. Total expense for these options is $104,000, which will be recognized over the vesting period. During the three months ended March 31, 2001, a total of $33,944 was recognized as consulting expense, leaving a balance of $70,056 as deferred compensation.

During the nine months ended March 31, 2001, the Company granted options to purchase 1,215,000 shares of common stock to employees and directors for services. These options had exercise prices ranging from $0.531 to $1.00, which were equal to the fair value of the Company's common stock on the date of grant. These options vest through November 2003.

During the three months ended March 31, 2001, the Company gave employees a limited offering to reduce their annual salaries up to 50% to acquire stock options. For each dollar reduction in salary, the employee acquired two stock options. A total of 890,525 options were granted under this limited offering from a a annualized reduction in salaries of $450,316. The actual reduction was only for a 90-day period, so salary expense of $112,579 was recorded for the reduction in salary. These options have an exercise price of $0.13 which was less than the $0.55 market value of the Company's stock, resulting in an intrinsic value of $378,473 on options issued. The expense is recorded over the 90-day vesting period. A total of $319,600 in salary expense was recorded during the three months ended March 31, 2001, leaving a balance of $58,874 as deferred compensation.

During the nine months ended March 31, 2001, 76,000 stock options were exercised (10,000 from an employee, 50,000 from board members, and 16,000 from a consulting firm). Total proceeds received were $8,100. The weighted average exercise price of the options exercised was $0.11.During the nine months ended March 31, 2001, 125,000 options were forfeited by terminated employees.

After taking into effect the above option activity, the Company had 4,050,525 options outstanding at March 31, 2001.

NOTE 7 - BASIC AND DILUTED LOSS PER SHARE

The following securities were not included in the computations of diluted loss per common share because to do so would have been antidilutive for the periods presented: options to purchase 4,050,525 and 2,033,500 common shares, warrants to purchase 5,612,000 and zero common shares, and $460,001 and $587,728 of convertible notes payable at March 31, 2001 and 2000, respectively.

NOTE 8 - SEGMENT AND GEOGRAPHICAL AREA INFORMATION

The Company is currently doing business in the United States, South Korea and Japan. The Company's products are sold through three operating segments as follows:

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

Global Electronic Commerce- Consists of the distribution of nutritional supplements, quality personal care products, and Internet communication products in South Korea and Japan.

The Company's sole segment through November 2000 was the lifestyle products and seminars segment. The following information relates to the operating segments as of and for the nine months ended March 31, 2001:

                         Lifestyle                   Global
                         Products &     Travel     Electronic
                          Seminars      Agency      Commerce      Total
                         -----------  -----------  -----------  -----------
     Revenue             $ 3,497,829  $   474,513  $   208,110  $ 4,180,452
     Net income (loss)   $(3,482,209) $   138,818  $  (123,495) $(3,466,886)
     Total assets        $ 3,501,817  $   911,413  $   260,573  $ 4,673,803

NOTE 9 - CONTINGENCIES

In April 2001, the Company settled a lawsuit with a consultant. The Company will pay $100,000 in 20 monthly installments and issue 100,000 shares of stock to the individual. An expense of $145,000 was recorded as part of the general and administrative expense during the three months ended March 31, 2001 for this settlement.

During the nine months ended March 31, 2000, a lawsuit was filed by a former employee of the Company. The individual claims wrongful termination of employment and is suing for an unspecified amount of monetary damages for unpaid wages, loss of health insurance, and loss of stock options. The Company intends to vigorously defend against the claims and believes it has adequate defenses that the individual resigned and the lawsuit has no merit. The lawsuit is in preliminary stages; therefore, no estimation of a possible loss, if any, can be made at this time.

NOTE 10 - SUBSEQUENT EVENTS

Private Placement Offering - In April 2001, the Company issued an additional 200,000 warrants for cash proceeds of $100,000 as part of the private placement offering started in January 2001.

Warrants Converted to Stock - In April and May 2001, 100,000 warrants from the January 2001 private placement offering were converted to 100,000 shares of common stock.

